Form 10-Q
period 1996-03-31
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1996-05-15
CIK 945248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ To__________


                         Commission file number: 1-13858


                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)


               Delaware                                  13-3245865
(State of incorporation or organization)       (IRS Employer Identification No.)


     2150 E. Lake Cook Road
     Buffalo Grove, Illinois                            60089-1877
(Address of principal executive offices)                (Zip Code)

                                 (847) 793-7500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

       Class of Common Stock               Shares outstanding as of May 15, 1996
Common stock, par value $.01 per share                 33,400,000

                     BT Office Products International, Inc.

                          Quarterly Report on Form 10-Q

                      For the Quarter Ended March 31, 1996



                     Index of Information Included in Report


                                                                            Page

Part I.   Financial Information


Item 1. Financial Statements (Unaudited)

               Condensed consolidated balance sheets ......................    3
               Condensed consolidated statements of operations ............    4
               Condensed consolidated statements of cash flows ............    5
               Notes to condensed consolidated financial statements .......    6


Item 2. Management's Discussion and Analysis
               of Financial Condition and Results of Operations ...........   11


Part II.  Other Information ...............................................   14

Part I.           Financial Information


                     BT Office Products International, Inc.

                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                          March 31   December 31
                                                            1996         1995
                                                         (Unaudited)  (Audited)
                                                         ----------   ----------
Assets
Current assets:
    Cash and cash equivalents ........................   $   9,586    $   8,568
    Receivables, less allowances of $4,233 in 1996 and
         $4,222 in 1995 ..............................     190,217      179,858
    Inventories ......................................      88,946       86,639
    Other current assets .............................      23,820       21,531
                                                         ---------    ---------
       Total current assets ..........................     312,569      296,596
Other assets .........................................      20,315       19,099
Property, plant and equipment ........................     114,689      106,674
Accumulated depreciation and amortization ............     (44,680)     (42,033)
                                                         ---------    ---------
Net property, plant and equipment ....................      70,009       64,641
Intangibles, net of accumulated amortization of
   $36,164 in 1996 and $34,005 in 1995 ...............     170,443      149,813
                                                         =========    =========
       Total assets ..................................   $ 573,336    $ 530,149
                                                         =========    =========

Liabilities and Stockholders' Equity Current liabilities:
    Notes payable ....................................   $  23,768    $  20,176
    Accounts payable .................................      86,722       82,880
    Other current liabilities ........................      58,727       47,717
                                                         ---------    ---------
       Total current liabilities .....................     169,217      150,773
Long-term obligations with affiliates ................     106,768       85,008
Other long-term obligations ..........................      16,450       16,403
Other liabilities ....................................      18,199       17,730
Stockholders' equity:
    Common stock .....................................         334          334
    Additional paid-in capital .......................     273,477      273,477
    Retained earnings (deficit) ......................     (10,748)     (14,819)
    Cumulative translation adjustments ...............        (361)       1,243
                                                         ---------    ---------
       Total stockholders' equity ....................     262,702      260,235
                                                         =========    =========
       Total liabilities and stockholders' equity ....   $ 573,336    $ 530,149
                                                         =========    =========

See notes to condensed consolidated financial statements.

                     BT Office Products International, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)



                                                     Three months ended March 31
                                                        1996             1995
                                                                   (as restated)
                                                     ---------        ---------

Net Sales ....................................       $ 342,656        $ 269,200

Costs and expenses:
   Costs of products sold ....................         245,313          193,508
   Selling and administrative ................          81,693           65,044
   Depreciation and amortization .............           3,037            2,456
   Amortization of intangibles ...............           2,367            1,931
                                                     ---------        ---------
                                                       332,410          262,939
                                                     ---------        ---------

Operating income .............................          10,246            6,261

Other income (expense):
   Other income ..............................             292              511
   Interest expense ..........................            (966)            (839)
   Interest expense to affiliates ............          (1,891)          (4,641)
                                                     ---------        ---------
                                                        (2,565)          (4,969)
                                                     ---------        ---------

 Income before income taxes ..................           7,681            1,292
 Income tax expense ..........................           3,610              828
                                                     =========        =========
 Net income ..................................       $   4,071        $     464
                                                     =========        =========

Net income per share .........................       $     .12        $     .02
                                                     =========        =========

Weighted-average number of
   common and common
   equivalent shares .........................          33,838           23,400
                                                     =========        =========



See notes to condensed consolidated financial statements.

                     BT Office Products International, Inc.

                            Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                  (In thousands)

                                                                               Three Months ended March 31
                                                                                     1996        1995
                                                                                             (as restated)
                                                                              ------------------------------
Operating Activities
 Net income ....................................................................   $  4,071    $    464
 Adjustments to reconcile net income to cash provided by
    (used for) operating activities:
       Depreciation and amortization ...........................................      3,432       2,677
       Amortization of intangibles .............................................      2,367       1,931
       Other operating activities ..............................................       (334)       (322)
Changes in  operating  assets  and  liabilities,  net  of  effects  of  business acquisitions:
       Receivables .............................................................        425      (7,638)
       Inventories .............................................................      1,096      (5,280)
       Other current assets ....................................................     (3,640)     (3,600)
       Accounts payable and other current liabilities ..........................      1,693       8,011
       Income taxes payable ....................................................      2,822      (1,901)
       Due to/from affiliates, net .............................................      2,082       1,316
                                                                                   --------    --------
           Net cash provided by (used for) operating activities ................     14,014      (4,342)

Investing activities
 Purchases of property, plant and equipment ....................................     (7,447)     (3,170)
 Acquisitions of businesses, less cash acquired ................................    (23,831)    (20,834)
 Other investing activities ....................................................        (55)     (1,920)
                                                                                   --------    --------
           Net cash used for investing activities ..............................    (31,333)    (25,924)

Financing activities
 Net payments of notes payable .................................................     (3,605)     (2,820)
 Payments of long-term obligations .............................................         (8)       (135)
 Issuance of common stock, net .................................................        -          (555)
 Net transactions and advances with affiliates .................................     22,064      35,098
                                                                                   --------    --------
          Net cash provided by financing activities ............................     18,451      31,588
Effect of exchange rate changes on cash and cash equivalents ...................       (114)         92
                                                                                   --------    --------
          Net increase in cash and cash equivalents ............................      1,018       1,414
Cash and cash equivalents at beginning of period ...............................      8,568       4,995
                                                                                   --------    --------
Cash and cash equivalents at end of period .....................................   $  9,586    $  6,409
                                                                                   ========    ========

See notes to condensed consolidated financial statements.

                     BT Office Products International, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  Formation and Basis of Presentation

BT Office Products International,  Inc. was organized in 1984 as BT USA, Inc., a
subsidiary   of   Buhrmann-Tetterode   NV,   the   predecessor   of  KNP  BT,  a
Netherlands-based diversified distribution and manufacturing company.

On June 30, 1995, KNP BT and BT Office Products International, Inc. effected a series of transactions described below (collectively, the "Corporate Reorganization") in order to reorganize the legal ownership of various of their businesses and to recapitalize the ongoing office products distribution business, which now constitutes the "Company". Prior to the Corporate Reorganization, BT Office Products International, Inc. was a holding company (the "Holding Company"), which operated KNP BT's U.S. office products distribution business (through its ownership of its U.S. office products companies), as well as certain other businesses, which are unrelated to the U.S. office products distribution business.

The Corporate Reorganization included among other things: (1) KNP BT's contribution of the net assets of its European office products businesses and one U.S. business to the Company, (2) the transfer of the Holding Company's unrelated businesses to KNP BT, (3) a capital contribution of $118.0 million in the form of an exchange of indebtedness of the Holding Company under interest bearing advances by KNP BT for shares of common stock, (4) a stock split which resulted in 23.4 million shares issued and outstanding, and (5) the execution of various agreements related to income tax matters, financing arrangements and shared services.

In July 1995, the Company completed the sale of 10 million shares of common stock, at a price of $11.50 per share, in an initial public offering ("the Offering"). After the Offering, KNP BT beneficially owns approximately 70% of the Company's outstanding common stock. The net proceeds received from the Offering, after underwriting commissions and estimated costs related to the Offering and the Corporate Reorganization ("Net Proceeds"), were $98.5 million. Of the Net Proceeds, the Company used $65.8 million to repay in full non-interest bearing advances from affiliates of KNP BT made in 1994 and 1995 to finance several acquisitions. The Company used the remaining Net Proceeds to reduce outstanding indebtedness under the interest bearing advances from affiliates of KNP BT made to the Company for working capital and other general corporate purposes.

                     BT Office Products International, Inc.

1.  Formation and Basis of Presentation (continued)

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal accrual adjustments necessary for a fair presentation. Operating results for the three month period ended March 31, 1996 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

The pro forma unaudited results of operations for the three months ended March 31, 1995, assuming the Capital Contribution and Net Proceeds of the Offering occurred as of January 1, 1995, were as follows (in thousands, except per share amounts):

                                                              Three Months Ended
                                                                March  31, 1995
                                                              ------------------

Sales ......................................................        $269,200
Net income .................................................           2,453
Net income per share .......................................             .07
Weighted-average number of
  common and common equivalent .............................          33,400
  shares


2.  Restatement of 1995 Previously Reported Unaudited Quarterly Results

In March 1996, the Company discovered certain accounting and financial reporting irregularities at its New York operating division. The irregularities involved misstatements in the reporting of gross profit margins and operating expenses principally in 1995 and 1994, as well as the concealment, in the accounting records, of theft of Company assets.

Based on the results of its investigations, the Company determined the impact of the charges associated with these issues to be a reduction of previously reported unaudited operating income for 1995 by approximately $7.5 million.

                     BT Office Products International, Inc.

2. Restatement of 1995 Previously Reported Unaudited Quarterly Results (cont.)

The Company has engaged legal counsel to investigate the irregularities and pursue recoveries from insurance carriers or others, if any. Recoveries, if any, in the future will be recorded as received.

The effect of the restatement of fiscal 1995 unaudited quarterly results of operations is as follows (in thousands, except per share data):

                                                           1995 Previously Reported
                                      ---------------------------------------------------------------------

                                          First        Second        Third       Fourth
                                         Quarter       Quarter      Quarter      Quarter      Total
                                        ---------     ---------    ---------    ---------   ---------
Sales ..............................   $  269,200   $  275,627   $  277,661   $  309,882   $1,132,370
Costs of products sold .............      192,591      197,798      201,074      223,865      815,328
Operating income ...................        7,760        8,216        8,854       11,343       36,173
Net income .........................        1,316        1,441        3,694        4,739       11,190
Net income per share ...............          .06          .06          .12          .14          .40

                                                                 1995 Restated
                                       --------------------------------------------------------------------

                                          First        Second        Third       Fourth
                                         Quarter       Quarter      Quarter      Quarter      Total
                                        ---------     ---------    ---------    ---------   ---------
Sales ..............................   $  269,200   $  275,627   $  277,661   $  309,882   $1,132,370
Costs of products sold .............      193,508      198,532      202,077      224,961      819,078
Operating income ...................        6,261        6,357        6,267        9,788       28,673
Net income .........................          464          415        2,097        3,714        6,690
Net income per share ...............          .02          .02          .07          .11          .24

                     BT Office Products International, Inc.

3.  Business Acquisitions

In January 1996, the Company acquired three office products businesses in the U.S. in purchase transactions for aggregate consideration of $14.2 million.

In 1995, the Company acquired the net assets of three U.S. office products businesses and all of the outstanding shares of two U.S. office products businesses. These acquisitions were accounted for as purchase transactions for aggregate consideration of $34.2 million.

The pro forma unaudited results of operations for the three months ended March 31, 1995, assuming the 1995 and 1996 acquisitions had been consummated as of January 1, 1995, are as follows (in thousands, except per share amounts):

                                                              Three Months Ended
                                                                March  31, 1995
                                                              ------------------

Sales ......................................................        $298,342
Net income .................................................             207
Net income per share .......................................             .01
Weighted-average number of
  common and common equivalent .............................          23,400
  shares


The Company also acquired other smaller office products and furniture businesses in 1995 and 1996. These acquisitions did not have a significant impact on the consolidated operating results for the three month period ended March 31, 1996.

4.  Inventories

Inventories consist of products held for resale and are carried at the lower of cost or market using the last-in, first out (LIFO) method for U.S. inventories and the first in, first out (FIFO) method for foreign inventories.

5.  Per Share Data

Net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding, adjusted for dilutive common share equivalents attributed to outstanding options to purchase common stock.

                     BT Office Products International, Inc.

6.  Contingencies

On May 14, 1996, the Company was served with a summons and complaint in a class action captioned Irene L. Wright v. BT Office Products International, Inc., Rudolf A.J. Huyzer, John J. McKiernan, N.V. Koninklijke KNP BT and Howard L. Brown, filed on April 16, 1996 in the United States District Court for the Southern District of New York. The action, brought under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges claims against the Company, KNP BT and certain of its officers in connection with the financial reporting matters discussed in Note 2. The complaint seeks damages on behalf of a class consisting of purchasers of the Company's stock from January 30, 1996 through March 28, 1996. The Company is evaluating the litigation and intends to vigorously defend it. It is not possible at this time to determine what outcome might result from the litigation.

The Company is involved in various other legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the ultimate resolution of these other matters over and above previously established accruals will not have a material adverse effect on the financial position, net cash flows or results of operations of the Company.

7.  Subsequent Acquisitions

Through May 15, 1996, the Company has acquired five office products businesses in the U.S. in purchase transactions for aggregate consideration of $17.5 million. These acquisitions would not have a significant impact on the consolidated operating results for the three months ended March 31, 1996.

                     BT Office Products International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

In March 1996, following the preliminary fiscal year 1995 accounting close and public release of unaudited fourth quarter and fiscal year 1995 operating results, the Company discovered certain accounting and financial reporting irregularities in its New York Division. The irregularities involved misstatements in the reporting of gross profit margins and operating expenses principally in 1995 and 1994 as well as concealment in the accounting records of theft of Company assets. Refer to the Company's Form 10-K for the year ended December 31, 1995 for further information on the restatement of 1994 operating results and adjustment to opening retained earnings as of January 1, 1993 for years prior to 1994.

The Company has engaged legal counsel to investigate the irregularities and pursue recoveries. The Company believes that the full adverse impact of the accounting irregularities has been reflected in the financial statements. Recoveries in the future, if any, from insurance or restitution, will be recorded as received.

As a result of the discovery of these irregularities, the Company has reduced previously reported unaudited operating income for 1995 by approximately $7.5 million from the previously reported unaudited amount of $36.2 million to $28.7 million. All prior year figures have been restated to reflect the changes required as a result of these accounting irregularities.

Net sales increased to $342.7 million in the first quarter of 1996 from $269.2 million in the comparable period last year, an increase of $73.5 million or 27.3%.

Net sales in the United States increased to $266.6 million in the first quarter of 1996 from $195.3 million in the comparable period last year, an increase of $71.3 million or 36.5%. The Company's 1996 acquisitions and the incremental impact of its 1995 acquisitions accounted for $31.4 million of this increase. Increased sales at the Company's existing operations accounted for the balance of the increase of $39.9 million or 20.4%. While no single factor contributed to a significant portion of the internal sales increase in the first three months of 1996, the Company believes the principal factors included sales associated with "add-on" acquisitions at the Florida, New York, Pacific Northwest, Pittsburgh and Washington DC divisions and increased sales to existing and new accounts.

Net sales in Europe increased to $76.1 million in the first quarter of 1996 from $73.9 million in the comparable period last year, an increase of $2.2 million or 3.0%. Effective July 1, 1995, the personal computer sales and service operation of Bierbrauer & Nagel GmbH & Co. KG was transferred to the Information Systems Division of KNP BT at net book value. Removing the effects of this transferred operation, European sales would have increased by 8.9%, of which 8.8% would have been attributed to internal growth and .1% to currency appreciation against the U.S. dollar. The Company believes the principal factors of the increase include sales associated with an "add-on" acquisition in Germany and increased sales to existing and new accounts.

                     BT Office Products International, Inc.

Costs of products sold include costs of inventory as well as delivery and occupancy expenses of distribution facilities. Costs of products sold increased to $245.3 million in the first quarter of 1996 from $193.5 million in the comparable period last year, an increase of $51.8 million or 26.8%. The Company's 1996 acquisitions and the incremental impact of the Company's 1995 acquisitions accounted for $22.3 million of this increase. The balance of the increase of $29.5 million was attributable to higher sales levels at existing operations in the U.S. and Europe.

Gross profit, as a percentage of net sales, was 28.4% in the first quarter of 1996 as compared to 28.1% in the comparable period last year, an increase of
 .3%. The increase was primarily attributable to a lower LIFO charge associated with inventory cost decreases in the U.S. of .2%.

Selling and administrative expenses increased to $81.7 million in the first quarter of 1996 from $65.0 million in the comparable period last year, an increase of $16.7 million or 25.7%. The Company's 1996 acquisitions and the incremental impact of its 1995 acquisitions accounted for $6.6 million of this increase. The balance of the increase of $10.1 million was attributable to the existing U.S. divisions (accounting for $9.4 million) and European divisions (accounting for $.7 million).

Operating income increased to $10.2 million in the first quarter of 1996 from $6.3 million in the comparable period last year, an increase of $3.9 million or 61.9%. Operating income in the U.S. increased to $9.6 million in the first quarter of 1996 from $5.5 million in the comparable period last year, an increase of $4.1 million or 74.5%. Operating income in Europe decreased to $.6 million in the first quarter of 1996 from $.8 million in the comparable period last year, a decrease of $.2 million. The decrease in Europe was primarily due to a one-time $.7 million charge at Veenman related to staffing changes associated with the realignment of the operations along business units.

Interest expense to affiliates decreased to $1.9 million in the first quarter of 1996 from $4.6 million in the comparable period last year. The decrease in affiliated interest expense was attributable to the effects of the Corporate Reorganization, the Offering, and the new Credit Agreement which has resulted in lower interest rates (see Note 1).

Net income increased to $4.1 million in the first quarter of 1996 from $.5 million in the comparable period last year. The increase in net income was due to increased operating income at existing operations, acquisitions, lower interest costs and a lower effective income tax rate. The effective income tax rate was 47.0% in the first three months of 1996 as compared to 64.1% for the comparable period in the prior year. This decrease is primarily due to the effects of non-deductible goodwill amortization and other permanent differences against a higher income base.

                     BT Office Products International, Inc.

Liquidity and Capital Resources

Historically, the Company has relied upon capital contributions from KNP BT, cash from revolving credit facilities with KNP BT and cash flow from operations to fund working capital and investments in acquisitions. In July 1995, the Company completed the sale of 10 million shares of common stock in the Offering (see Note 1). Of the Net Proceeds of $98.5 million, the Company used $65.8 million to repay in full non-interest bearing advances from affiliates of KNP BT made in 1994 and 1995 to finance several acquisitions. The Company used the remaining Net Proceeds to reduce outstanding indebtedness under the interest bearing advances from affiliates of KNP BT made to the Company for working capital and other general corporate purposes.

Cash provided by operating activities in the first three months of 1996 was $14.0 million. The Company generated cash flows of $4.1 million from net income and $5.8 million from non-cash depreciation and amortization charges. Significant cash requirements in the first three months of 1996 included $23.8 million related to acquisitions, $7.4 million for capital expenditures and $3.6 million for the net repayment of notes payable and long-term obligations. The Company funded its cash requirements through operations and $22.1 million of borrowings under its Credit Agreement.

The  Company  entered  into  a  Credit  Agreement  with  KNP  BT  Antilliana  NV
("Antilliana"), an affiliate of KNP BT, which became effective upon the completion of the Offering. Under the Credit Agreement, Antilliana has agreed to lend the Company directly or through an affiliate up to $200 million of long-term financing. Under the Credit Agreement, the Company is obligated to compensate Antilliana for any tax withholding that may be imposed by applicable tax treaties. The tax withholding rate in the U.S. tax treaty with the Netherlands Antilles is due to change on July 1, 1996, from 0% to 30%. The Company is exploring other financing alternatives to reduce or avoid the effect of the foregoing change in the tax withholding rate. It is anticipated that funds generated from operations and those available under the Credit Agreement or other financing alternatives will be sufficient to meet requirements for acquisitions, capital expenditures and general corporate purposes.

Part II.  Other Information


                     BT Office Products International, Inc.



Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

 Not applicable.

(b) Reports on Form 8-K

On March 29, 1996, the Company filed a Current Report on Form 8-K regarding its press release issued on March 28, 1996.

                     BT Office Products International, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BT Office Products International, Inc.


                              /s/ John J. McKiernan
                           -------------------------
                                John J. McKiernan
                   Vice President-- Finance and Administration
                           and Chief Financial Officer
                (Principal Financial Officer and Duly Authorized Officer)


Date:  May 15, 1996