Form 10-Q/A
period 1996-03-31
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1996-06-26
CIK 945248

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


                         Commission file number 1-13858
                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  13-3245865
        ------------------------            ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

         2150 E. Lake Cook Road                          60089-1877
         Buffalo Grove, Illinois                         ----------
- ----------------------------------------                 (Zip Code)
(Address of principal executive offices)


        Registrant's telephone number, including area code (847) 793-7500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X]    No [ ]

      As of June 25, 1996, the number of shares outstanding of each of the issuer's classes of common stock is as follows:

Title of each class                              Number of Shares Outstanding
- -------------------                              ----------------------------
Common Stock, par value $.01 per share                   33,400,000

                             Exhibit Index on Page 4
                          in Sequentially Numbered Copy



                                Page 1 of 5 Pages

         The Company hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 to include the following information under
Item 6 of Part II.

Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

      Exhibit Number                    Description
      --------------                    -----------
            27                    Financial Data Schedule


(b)        Reports on Form 8-K

         On March 29, 1996, the Company filed a current Report on Form 8-K regarding its press release issued on March 28, 1996.



                                Page 2 of 5 Pages

                                    SIGNATURE



                  Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BT OFFICE PRODUCTS INTERNATIONAL, INC.



DATE:   June 26, 1996                  By:   /s/ John J. McKiernan
                                             ---------------------
                                             John J. McKiernan
                                             Vice President-Finance and
                                             Administration, Chief Financial
                                             Officer and Secretary



                                Page 3 of 5 Pages

                                INDEX TO EXHIBITS




                                                          Page in Sequentially
        Exhibit No.               Description                Numbered Copy
        -----------               -----------             --------------------

          27                 Financial Data Schedule                5



                                Page 4 of 5 Pages