Form 10-Q
period 1996-06-30
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1996-08-14
CIK 945248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ To __________


                         Commission file number: 1-13858


                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)


             Delaware                                     13-3245865
_______________________________________         ________________________________
(State of incorporation or organization)       (IRS Employer Identification No.)

   2150 E. Lake Cook Road
    Buffalo Grove, Illinois                                60089-1877
_______________________________________          _______________________________
(Address of principal executive offices)                   (Zip Code)


                                 (847) 793-7500
               __________________________________________________
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES X NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

                                                  Shares Outstanding as of
      Class of Common Stock                            August 9, 1996
______________________________________            ______________________________
Common stock, par value $.01 per share                    33,404,250

                     BT Office Products International, Inc.

                          Quarterly Report on Form 10-Q

                       For the Quarter Ended June 30, 1996



                     Index of Information Included in Report


                                                                    Page
                                                                    ____

Part I.   Financial Information

Item 1.  Financial Statements (Unaudited)
              Condensed consolidated balance sheets                  3
              Condensed consolidated statements of operations        4
              Condensed consolidated statements of cash flows        5
              Notes to condensed consolidated financial statements   6

Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations      12

Part II.  Other Information                                         16

Part I.  Financial Information



                                             BT Office Products International, Inc.

                                   Condensed Consolidated Balance Sheets (Unaudited)
                                                         (In thousands)




                                                                                      June 30                     December 31
                                                                                        1996                         1995
                                                                                      -------                     -----------
Assets
Current assets:                                                                      $   5,747                   $   7,568
    Cash and cash equivalents
    Receivables, less allowances of $3,994 in 1996 and
         $4,222 in 1995                                                                192,512                     179,858
    Inventories                                                                         93,261                      86,639
    Other current assets                                                                25,324                      21,531
                                                                                      --------                     --------
       Total current assets                                                            316,844                     295,596
Other assets                                                                            20,732                      19,099
Property, plant and equipment                                                          120,930                     106,674
Accumulated depreciation and amortization                                              (47,814)                    (42,033)
                                                                                      --------                     --------
Net property, plant and equipment                                                       73,116                      64,641
Intangibles, net of accumulated amortization of
   $38,634 in 1996 and $34,005 in 1995                                                 185,712                     149,813
                                                                                      --------                     --------
       Total assets                                                                   $596,404                    $529,149
                                                                                      ========                    ========
Liabilities and Stockholders' Equity
    Current liabilities:
    Notes payable                                                                    $  23,481                    $ 20,176
    Accounts payable                                                                    84,107                      79,130
    Other current liabilities                                                           57,934                      52,327
                                                                                      --------                     --------
       Total current liabilities                                                       165,522                     151,633
Long-term obligations with affiliates                                                  131,717                      83,148
Other long-term obligations                                                             16,010                      16,403
Other liabilities                                                                       17,781                      17,730
Stockholders' equity:
    Common stock                                                                           334                         334
    Additional paid-in capital                                                         273,477                     273,477
    Retained earnings (deficit)                                                         (6,803)                    (14,819)
    Cumulative translation adjustments                                                  (1,634)                      1,243
                                                                                      --------                     --------
       Total stockholders' equity                                                      265,374                     260,235
                                                                                      --------                     --------

       Total liabilities and stockholders' equity                                     $596,404                    $529,149
                                                                                      ========                    ========



See notes to condensed consolidated financial statements.


                                             BT Office Products International, Inc.

                                   Condensed Consolidated Statements of Operations (Unaudited)
                                              (In thousands, except per share amounts)






                                                         Three months ended                            Six months ended
                                                              June 30                                       June 30
                                                             ---------                                     --------


                                                       1996                  1995                   1996                 1995
                                                                      (as restated)                                 (as restated)
                                                       ----           -------------                 ----             ------------
Net sales                                            $339,057              $275,627               $681,713               $544,827

Costs and expenses:
   Costs of products sold                             240,298               198,532                485,611                392,040
   Selling and administrative                          83,194                66,118                164,887                131,162
   Depreciation and amortization                        3,164                 2,574                  6,201                  5,030
   Amortization of intangibles                          2,490                 2,046                  4,857                  3,977
                                                     --------              --------                -------               --------
                                                      329,146               269,270                661,556                532,209
                                                     --------              --------                -------               --------

Operating income                                        9,911                 6,357                 20,157                 12,618

Other income (expense):
   Other income                                           257                   273                    549                    784
   Interest expense                                    (1,001)                 (794)                (1,967)                (1,633)
   Interest expense to affiliates                      (1,724)               (4,679)                (3,615)                (9,320)
                                                     --------              --------                -------               --------
                                                       (2,468)               (5,200)                (5,033)               (10,169)
                                                     --------              --------                -------               --------

 Income before income taxes                             7,443                 1,157                 15,124                  2,449
 Income tax expense                                     3,498                   742                  7,108                  1,570
                                                     --------              --------                -------               --------
 Net income                                          $  3,945              $    415                $ 8,016               $    879
                                                     ========              ========                =======               ========

Net income per share                                 $   0.12              $   0.02                $  0.24                $  0.04
                                                     ========              ========                =======               ========



Weighted-average number of
   common and common
   equivalent shares                                   33,859                23,400                 33,849                 23,400
                                                     ========              ========                =======               ========


See notes to condensed consolidated financial statements.



                                             BT Office Products International, Inc.

                                   Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                          (In thousands)



                                                                                             Six months ended June 30
                                                                                         1996                         1995
                                                                                                                  (as restated)
                                                                                         ----                     --------------
Operating Activities
 Net income                                                                             $8,016                      $  879
 Adjustments to reconcile net income to cash provided by
    (used for) operating activities:
       Depreciation and amortization                                                     7,026                       5,517
       Amortization of intangibles                                                       4,857                       3,977
       Other operating activities                                                        1,220                         159
 Changes in  operating  assets  and  liabilities,  net  of  effects of  business acquisitions:
       Receivables                                                                       1,028                     (10,362)
       Inventories                                                                      (2,749)                     (6,997)
       Other current assets                                                             (5,052)                       (887)
       Accounts payable and other current liabilities                                   (4,300)                       (852)
       Income taxes payable                                                              1,402                      (1,519)
       Due to/from affiliates, net                                                       1,483                         721
                                                                                        ------                      -------
           Net cash provided by (used for) operating activities                         12,931                      (9,364)

Investing activities
 Purchases of property, plant and equipment                                            (14,048)                     (7,001)
 Acquisitions of businesses, less cash acquired                                        (42,360)                    (20,834)
 Other investing activities                                                             (1,603)                     (3,797)
                                                                                        ------                      -------
           Net cash used for investing activities                                      (58,011)                    (31,632)

Financing activities
 Net payments of notes payable                                                          (4,904)                     (3,195)
 Net payments of long-term obligations                                                    (889)                       (128)
 Capital contribution from parent                                                           -                      118,000
 Costs related to initial public offering                                                   -                       (2,129)
 Net transactions and advances with affiliates                                          49,161                     (70,234)
                                                                                        ------                      -------
          Net cash provided by financing activities                                     43,368                      42,314

Effect of exchange rate changes on cash and cash equivalents                              (109)                       (122)
                                                                                        ------                      -------
          Net increase (decrease) in cash and cash equivalents                          (1,821)                      1,196

Cash and cash equivalents at beginning of period                                         7,568                       4,995
                                                                                        ------                      -------

Cash and cash equivalents at end of period                                              $5,747                      $6,191
                                                                                        ======                      ======




See notes to condensed consolidated financial statements.

                     BT Office Products International, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  Formation and Basis of Presentation

BT Office Products International, Inc. was organized in 1984 as BT USA, Inc., a subsidiary of Buhrmann-Tetterode NV, the predecessor of N.V. Koninklijke KNP BT ("KNP BT"), a Netherlands-based diversified distribution and manufacturing company.

On June 30, 1995, KNP BT and BT Office Products International, Inc. effected a series of transactions described below (collectively, the "Corporate Reorganization") in order to reorganize the legal ownership of various of their businesses and to recapitalize the ongoing office products distribution business, which now constitutes the "Company". Prior to the Corporate Reorganization BT Office Products International, Inc. was a holding company (the "Holding Company") which operated KNP BT's U.S. office products distribution business (through its ownership of its U.S. office products companies) as well as certain other businesses which are unrelated to the U.S. office products distribution business.

The Corporate Reorganization included among other things: (1) KNP BT's contribution of the net assets of its European office products businesses and one U.S. business to the Company, (2) the transfer of the Holding Company's unrelated businesses to KNP BT, (3) a capital contribution (the "Capital Contribution") of $118.0 million in the form of an exchange of indebtedness of the Holding Company under interest bearing advances by KNP BT for shares of common stock, (4) a stock split which resulted in 23.4 million shares issued and outstanding, and (5) the execution of various agreements related to income tax matters, financing arrangements and shared services.

In July 1995, the Company completed the sale of 10 million shares of common stock, at a price of $11.50 per share, in an initial public offering (the "Offering"). After the Offering, KNP BT beneficially owns approximately 70% of the Company's outstanding common stock. The net proceeds received from the Offering, after underwriting commissions and costs related to the Offering and the Corporate Reorganization (the "Net Proceeds"), were $98.5 million. Of the Net Proceeds, the Company used $65.8 million to repay in full non-interest bearing advances from affiliates of KNP BT made in 1994 and 1995 to finance several acquisitions. The Company used the remaining Net Proceeds to reduce outstanding indebtedness under the interest bearing advances from affiliates of KNP BT made to the Company for working capital and other general corporate purposes. Upon completion of the Offering, the Company entered into a $200 million long-term, multi-currency credit agreement (the "Antilliana Credit Agreement") with KNP BT Antilliana NV ("Antilliana"), an affiliate of KNP BT.

                     BT Office Products International, Inc.

1.  Formation and Basis of Presentation (Continued)

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal accrual adjustments necessary for a fair presentation. Operating results for the three month and six month periods ended June 30, 1996 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1995.

The pro forma unaudited results of operations for the three month and six month periods ended June 30, 1995, assuming the Capital Contribution and the Net Proceeds of the Offering occurred as of January 1, 1995, were as follows (in thousands, except per share amounts):

                               Three Months Ended              Six Months Ended
                                 June 30, 1995                  June 30, 1995
                               __________________              _________________

Sales                             $275,627                         $544,827
Net income                           2,543                            4,996
Net income per share                  0.08                             0.15
Weighted-average number of
   common and common
   equivalent shares                33,400                           33,400



Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation.

2.  Restatement of 1995 Previously Reported Unaudited Quarterly Results

In March 1996, the Company discovered certain accounting and financial reporting irregularities at its New York operating division. The irregularities involved misstatements in the reporting of gross profit margins and operating expenses principally in 1995 and 1994, as well as the concealment in the accounting records of theft of Company assets.

Based on the results of its investigations, the Company determined the impact of the charges associated with these issues to be a reduction of previously reported unaudited operating income for 1995 by approximately $7.5 million.

                     BT Office Products International, Inc.

2. Restatement of 1995 Previously Reported Unaudited Quarterly Results
   (Continued)

The Company engaged legal counsel to investigate the irregularities and pursue recoveries, if any, from insurance carriers or others. The investigation, which has been substantially completed, has uncovered no basis for any further adjustment to the prior year financial statements.

The effect of the restatement of fiscal 1995 unaudited quarterly results of operations is as follows (in thousands, except per share amounts):


                                   1995 Previously Reported
                      __________________________________________________________
                      First       Second      Third       Fourth
                      Quarter     Quarter     Quarter     Quarter       Total
                      _______     _______     _______     _______       _____

Sales                 $269,200    $275,627    $277,661    $309,882   $1,132,370
Costs of products
 sold                  192,591     197,798     201,074     223,865      815,328
Operating income         7,760       8,216       8,854      11,343       36,173
Income before income
 taxes                   2,791       3,016       6,764       8,956       21,527
Net income               1,316       1,441       3,694       4,739       11,190
Net income per share       .06         .06         .12         .14          .40




                                   1995 Restated
                      __________________________________________________________
                      First       Second      Third       Fourth
                      Quarter     Quarter     Quarter     Quarter       Total
                      _______     _______     _______     _______       _____

Sales                 $269,200    $275,627    $277,661    $309,882   $1,132,370
Costs of products
 sold                  193,508     198,532     202,077     224,961      819,078
Operating income         6,261       6,357       6,267       9,788       28,673
Income before income
 taxes                   1,292       1,157       4,177       7,401       14,027
Net income                 464         415       2,097       3,714        6,690
Net income per share       .02         .02         .07         .11          .24

                     BT Office Products International, Inc.

3.  Business Acquisitions

During the six months ended June 30, 1996, the Company acquired four office products businesses in the U.S. in purchase transactions for aggregate consideration of $26.7 million, which included the issuance of $800 thousand of notes payable.

In the year ended December 31, 1995, the Company acquired five U.S. office products businesses in the U.S. in purchase transactions for aggregate consideration of $34.2 million, which included the issuance of $250 thousand of notes payable.

The pro forma unaudited results of operations for the six month periods ended June 30, 1996 and 1995, assuming the above-described acquisitions had been consummated as of January 1, 1995, are as follows (in thousands, except per share amounts):

                              Six Months Ended          Six Months Ended
                               June 30, 1996             June 30, 1995
                              ________________          ________________

Sales                            $686,151                   $605,722
Net income                          7,947                        412
Net income per share                 0.23                       0.02
Weighted-average number of
 common and common equivalent
 shares                            33,849                     23,400


The Company also acquired other smaller office products and furniture businesses in 1996 and 1995. These acquisitions did not have a significant impact on the consolidated operating results for the six month periods ended June 30, 1996 or 1995.

4.  Inventories

Inventories consist of products held for resale and are carried at the lower of cost or market using the last in, first out (LIFO) method for U.S. inventories and the first in, first out (FIFO) method for foreign inventories.

5.  Per Share Data

Net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding, adjusted for dilutive common share equivalents attributed to outstanding options to purchase common stock.

                     BT Office Products International, Inc.

6.  Contingencies

On May 14, 1996, the Company was served with a summons and complaint in a class action filed on April 16, 1996 in the United States District Court for the Southern District of New York. The action, brought under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges claims against the Company, KNP BT and certain of its officers in connection with the financial reporting matters discussed in Note 2. The complaint seeks damages on behalf of a class consisting of purchasers of the Company's stock from January 30, 1996 through March 28, 1996. The Company is evaluating the litigation and intends to vigorously defend the complaint. However, it is not possible at this time to determine what outcome might result from the litigation.

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

7.  Long-Term Credit Agreement

On August 2, 1996 the Company entered into a $250 million syndicated bank Competitive Advance and Revolving Credit Facility Agreement (the "New Credit Agreement"). As a result, the Company intends to substantially reduce the commitments available under the $200 million Antilliana Credit Agreement. The New Credit Agreement will be used to repay existing debt owing to affiliates of the Company and for working capital needs and general corporate purposes, including acquisitions. The New Credit Agreement provides for borrowings by the Company or any subsidiaries of the Company and the obligations under the New Credit Agreement are guaranteed by the Company and each of its U.S. subsidiaries.

The New Credit Agreement provides for a five-year, unsecured, non-amortizing, multi-currency, revolving credit facility. Under the multi-currency arrangement, term loans in U.S. Dollars, German Marks, British Pounds and Netherlands Guilders (other currencies are also available) will bear interest based on a Debt to EBITDA ratio (leverage ratio) grid ranging from .35% to .55% over the applicable interbank rate as determined therein. The facility also provides for revolving loans in U.S. Dollars at the prevailing prime rate. There is a facility fee on the unused portion of the New Credit Agreement, based on a leverage ratio grid, ranging from .125% to .225%.

                     BT Office Products International, Inc.

7.  Long-Term Credit Agreement (Continued)

The New Credit Agreement contains various loan covenants, the most significant of which are a minimum leverage ratio, a minimum EBITDA less capital expenditures to interest ratio and a minimum net worth requirement. In addition, under a change of control clause, an event of default would occur if any person or group, other than KNP BT or its affiliates, shall own more than 50% of the voting shares of the Company.

8.  Income Taxes

The difference between the effective income tax rate and the U.S. statutory tax rate is primarily due to the effects of state income taxes and non-deductible goodwill amortization.

9.  Subsequent Acquisition

In July 1996, the Company entered into an agreement to acquire the stock of the Keller + Roth group of office products distributors in Germany pursuant to which the Company agreed to pay a purchase price of $13.1 million, subject to adjustment. The Company is in the process of obtaining audited financial statements of the acquired company for the fiscal year ended June 30, 1996. Financial statements and pro forma financial information will be filed pursuant to Items 2 and 7 of Form 8-K when available.

                     BT Office Products International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of
  Operations

Results of Operations

In March 1996, following the preliminary fiscal year 1995 accounting close and public release of unaudited fourth quarter and fiscal year 1995 operating results, the Company discovered certain accounting and financial reporting irregularities at its New York Division. The irregularities involved misstatements in the reporting of gross profit margins and operating expenses principally in 1995 and 1994, as well as concealment in the accounting records of theft of Company assets. As a result of the discovery of these irregularities, the Company has reduced previously reported unaudited operating income for 1995 by approximately $7.5 million from $36.2 million to $28.7 million. All prior year amounts, including quarterly results, have been restated to reflect the changes required as a result of these misstatements. Reference is made to the Company's Form 10-K for the year ended December 31, 1995 for further information on the restatement of 1994 operating results and adjustment to opening retained earnings as of January 1, 1993 for years prior to 1994.

The Company engaged legal counsel to investigate the irregularities and pursue recoveries, if any, from insurance carriers or others. The investigation, which has been substantially completed, has uncovered no basis for any further adjustment to the prior year financial statements.

Net sales increased to $339.1 million in the second quarter of 1996 from $275.6 million in the comparable period last year, an increase of $63.5 million or 23.0%. Net sales increased to $681.7 million in the first six months of 1996 from $544.8 million in the comparable period last year, an increase of $136.9 million or 25.1%.

Net sales in the United States increased to $264.2 million in the second quarter of 1996 from $198.8 million in the comparable period last year, an increase of $65.4 million or 32.9%. Net sales in the United States increased to $530.7 million in the first six months of 1996 from $394.1 million in the comparable period last year, an increase of $136.6 million or 34.7%. The Company's 1996 acquisitions and the incremental impact of its 1995 acquisitions accounted for $29.3 million and $60.6 million of the increases for the second quarter and the first six months of 1996, respectively. Increased sales at the Company's existing operations accounted for $36.1 million, or an internal growth rate of 18.2%, in the second quarter and $76.0 million, or an internal growth rate of 19.3%, for the first six months of 1996. The Company believes that the principal factors contributing to this internal growth were increased sales to existing and new accounts and "add-on" acquisitions at nine divisions.

                     BT Office Products International, Inc.

Net sales in Europe decreased to $74.9 million in the second quarter of 1996 from $76.8 million in the comparable period last year, a decrease of $1.9 million or 2.5%. Net sales in Europe increased to $151.0 million in the first six months of 1996 from $150.7 million in the comparable period last year, an increase of $0.3 million or 0.2%. Effective July 1, 1995, the personal computer sales and service operation of Bierbrauer & Nagel GmbH & Co. KG was transferred to the Information Systems Division of KNP BT at net book value. Removing the effects of this transferred operation, European sales for the second quarter would have increased by 2.7%, of which 10.9% would have been attributed to internal growth, offset by an 8.2% currency depreciation against the U.S. dollar. European sales for the first six months of 1996 would have increased by 5.9%, of which 10.0% would have been attributed to internal growth, offset by a 4.1% currency depreciation against the U.S. dollar. The Company believes that the principal factors contributing to this internal growth were increased sales to existing and new accounts and sales associated with an "add-on" acquisition in Germany.

Costs of products sold include cost of inventory as well as delivery and occupancy expenses of distribution facilities. Costs of products sold increased to $240.3 million in the second quarter of 1996 from $198.5 million in the comparable period last year, an increase of $41.8 million or 21.1%. Costs of products sold increased to $485.6 million in the first six months of 1996 from $392.0 million in the comparable period last year, an increase of $93.6 million or 23.9%. The Company's 1996 acquisitions and the incremental impact of the Company's 1995 acquisitions accounted for $21.3 million of the second quarter increase and $43.6 million of the increase in the first six months of 1996. The balance of the increase for both the second quarter and the first six months of 1996 was attributable to higher sales levels at existing operations in the U.S. and Europe.

Gross profit, as a percentage of net sales, was 29.1% in the second quarter of 1996 as compared to 28.0% in the comparable period last year, an increase of 1.1%. Gross profit, as a percentage of net sales, was 28.8% for the first six months of 1996 as compared to 28.0% in the comparable period last year, an increase of 0.8%. The increases for the second quarter and the first six months of 1996 were primarily attributable to improved margin management, higher margins on paper and related product sales and a lower LIFO charge associated with inventory cost decreases in the U.S. amounting to 0.2%.

Selling and administrative expenses increased to $83.2 million in the second quarter of 1996 from $66.1 million in the comparable period last year, an increase of $17.1 million or 25.9%. Selling and administrative expenses increased to $164.9 million in the first six months of 1996 from $131.2 million in the comparable period last year, an increase of $33.7 million or 25.7%. The Company's 1996 acquisitions and the incremental impact of the Company's 1995 acquisitions accounted for $6.8 million of the second quarter increase and $13.4 million of the increase in the first six months of 1996. The balance of the increase for the second quarter of $10.3 million and the first six months of 1996 of $20.3 million was attributable to existing divisions.

                     BT Office Products International, Inc.

Operating income increased to $9.9 million in the second quarter of 1996 from $6.4 million in the comparable period last year, an increase of $3.5 million or 54.7%. Operating income increased to $20.2 million in the first six months of 1996 from $12.6 million in the comparable period last year, an increase of $7.6 million or 60.3%. Operating income in the United States increased to $8.2 million in the second quarter of 1996 from $5.7 million in the comparable period last year, an increase of $2.5 million or 43.9%. Operating income in the United States increased to $17.8 million in the first six months of 1996 from $11.1 million in the comparable period last year, an increase of $6.7 million or 60.4%. Operating income in Europe increased to $1.7 million in the second quarter of 1996 from $0.7 million in the comparable period last year, an increase of $1.0 million or 142.9%. Operating income in Europe increased to $2.4 million in the first six months of 1996 from $1.5 million in the comparable period last year, an increase of $0.9 million or 60.0%.

Interest expense to affiliates decreased to $1.7 million in the second quarter of 1996 from $4.7 million in the comparable period last year. Interest expense to affiliates decreased to $3.6 million in the first six months of 1996 from $9.3 million in the comparable period last year. The decrease in affiliated
interest   expense   was   attributable   to  the   effects  of  the   Corporate
Reorganization, the Offering, and the Antilliana Credit Agreement which has resulted in lower interest rates.

Net income increased to $3.9 million in the second quarter of 1996 from $0.4 million in the comparable period last year. Net income increased to $8.0 million in the first six months of 1996 from $0.9 million in the comparable period last year. The increase in net income was due to increased operating income at existing operations, acquisitions, lower interest costs and a lower effective income tax rate. The effective income tax rate was 47.0% for the first six months of 1996 as compared to 64.1% for the comparable period in the prior year. This decrease is primarily due to the effects of non-deductible goodwill amortization and other permanent differences against a relatively higher pre-tax income base in 1996.

                     BT Office Products International, Inc.

Liquidity and Capital Resources

Cash provided by operating activities in the first six months of 1996 was $12.9 million, which included $8.0 million of net income and $11.9 million of non-cash depreciation and amortization charges. Significant cash requirements in the first six months of 1996 included $42.4 million related to acquisitions, $14.0 million for capital expenditures and $5.8 million for the net payment of notes payable and long-term obligations. The Company funded its cash requirements through operations and $49.2 million of borrowings under the Antilliana Credit Agreement.

Historically, the Company relied upon capital contributions from KNP BT, cash from revolving credit facilities with KNP BT and cash flow from operations to fund working capital and investments in acquisitions. In July 1995, the Company completed the sale of 10 million shares of common stock in the Offering (see
Note 1). Of the Net Proceeds of $98.5 million, the Company used $65.8 million to repay in full non-interest bearing advances from affiliates of KNP BT made in 1994 and 1995 to finance several acquisitions. The Company used the remaining Net Proceeds to reduce outstanding indebtedness under the interest bearing advances from affiliates of KNP BT made to the Company for working capital and other general corporate purposes. Upon the completion of the Offering, the Company also entered into the $200 million Antilliana Credit Agreement to provide funds for working capital and other general corporate purposes.

On  August 2,  1996,  the  Company  entered  into the $250  million  New  Credit
Agreement. The initial borrowing under the New Credit Agreement was used to repay approximately $130 million of outstanding indebtedness for the Company's U.S. operations under the Antilliana Credit Agreement. The Company intends to substantially reduce the commitments available under the Antilliana Credit Agreement. The New Credit Agreement provides for a five-year, non-amortizing, unsecured, multi-currency, revolving credit facility (see Note 7 to the Condensed Consolidated Financial Statements). The new agreement extends the maturity period three years beyond the Antilliana Credit Agreement and provides additional debt capacity. The Company believes that internally generated funds and borrowings under its credit facilities will be sufficient to meet its presently anticipated cash requirements for acquisitions, capital expenditures and working capital. However, depending on the development of the Company's business, the Company's capital needs may change, particularly with respect to financing future acquisitions.

Part II.          Other Information


                     BT Office Products International, Inc.


Item 1.  Legal Proceedings

Not applicable.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders (the "Annual Meeting"), for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on June 25, 1996 for the purposes of (1) electing directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified and (2) ratifying the appointment by the Board of Directors of the Company of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1996. The nominees for director listed in the proxy statement, each of whom was elected at the Annual Meeting, received the number of votes for such election, and had the number of votes for such election withheld, as indicated below (with each share of the Company's common stock being entitled to one vote):

                            Number of Votes             Number of Votes
                                  For                      Withheld
                            ________________            _______________

Frank J. de Wit               32,447,545                   66,500
Rudolf A.J. Huyzer            32,447,545                   66,500
Rob W.J.M. Bonnier            32,447,545                   66,500
Karl M. von der Heyden        32,441,545                   72,500
Lorrence T. Kellar            32,447,095                   66,950
Frans H.J. Koffrie            32,441,195                   72,850
James B. Miller               32,447,545                   66,500

                     BT Office Products International, Inc.


Item 4.  Submission of Matters to a Vote of Security Holders (continued)

There were 32,508,100 votes for the resolution ratifying the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1996, 2,700 votes against such resolution and 3,245 abstentions.

Item 5.  Other Information

Reference is made to Note 7 to the Condensed Consolidated Financial Statements included in Part I of this report.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


     Exhibit Number        Description

           10.1 Assignment and Modification Agreement, dated June 26, 1996, among BT Office Products International, Inc., KNP BT Antilliana N.V., and KNP BT Finance (USA), Inc.

           10.2 Competitive Advance and Revolving Credit Facility Agreement, dated as of August 2, 1996 among BT Office Products International, Inc., the subsidiaries, guarantors and lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and ABN AMRO Bank N.V., as Documentation Agent.

           10.3            Agreement of Resignation of Howard L. Brown

           27              Financial Data Schedule

(b) Reports on Form 8-K

On May 20, 1996, the Company filed a Current Report on Form 8-K reporting a change in the Company's independent auditors.

On July 17, 1996, the Company filed a Current Report on Form 8-K reporting the acquisition of the Keller + Roth group of companies in Germany.

BT Office Products International, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       BT Office Products International, Inc.


                                      /s/John J. McKiernan
                       _________________________________________________________
                                     John J. McKiernan
                           Vice President--Finance and Administration
                                   and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)




Date:  August 14, 1996

                                INDEX TO EXHIBITS



                                                            Page in Sequentially
Exhibit No.                 Description                         Numbered Copy
__________                  ___________                     ____________________

  10.1             Assignment and Modification Agreement

  10.2             Competitive Advance and Revolving Credit
                     Facility Agreement

  10.3             Agreement of Resignation

   27              Financial Data Schedule