Form 10-Q
period 1996-09-30
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1996-11-13
CIK 945248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ To __________


                         Commission file number: 1-13858


                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     13-3245865
----------------------------------------       ---------------------------------
(State of incorporation or organization)       (IRS Employer Identification No.)

           2150 E. Lake Cook Road                           60089-1877
           Buffalo Grove, Illinois             ---------------------------------
----------------------------------------                   (Zip Code)
(Address of principal executive offices)

                                 (847) 793-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Class of Common Stock Shares            Outstanding as of November 13, 1996
--------------------------------------       -----------------------------------
Common stock, par value $.01 per share                    33,471,000

                     BT Office Products International, Inc.

                          Quarterly Report on Form 10-Q

                    For the Quarter Ended September 30, 1996



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


Part I.  Financial Information


                         BT Office Products International, Inc.

                      Condensed Consolidated Balance Sheets (Unaudited)
                                     (In thousands)


                                                          September 30       December 31
                                                               1996              1995
                                                        ----------------   ---------------

Assets
Current assets:
     Cash and cash equivalents                           $        6,830    $        7,568
     Receivables, less allowances of $4,297 in 1996
       and $4,222 in 1995                                       201,941           179,858
     Inventories                                                 98,318            86,639
     Other current assets                                        29,886            21,531
                                                         ---------------   ---------------
  Total current assets                                          336,975           295,596

Other assets                                                     29,998            19,099
Property, plant and equipment                                   123,240           106,674
Accumulated depreciation and amortization                       (50,201)          (42,033)
                                                         ---------------   ---------------
Net property, plant and equipment                                73,039            64,641

Intangibles, net of accumulated amortization of
     $41,191 in 1996 and $34,005 in 1995                        194,472           149,813
                                                         ---------------   ---------------
Total assets                                             $      634,484    $      529,149
                                                         ===============   ===============

Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable                                       $       18,592    $       20,176
     Accounts payable                                            91,945            79,130
     Other current liabilities                                   63,084            52,327
                                                         ---------------   ---------------
  Total current liabilities                                     173,621           151,633

Long-term obligations                                           159,035            16,403
Long-term obligations with affiliates                            17,047            83,148
Other liabilities                                                19,368            17,730
Stockholders' equity:
     Common stock                                                   334               334
     Additional paid-in capital                                 270,684           273,477
     Retained earnings (deficit)                                 (4,148)          (14,819)
     Cumulative translation adjustment                           (1,457)            1,243
                                                         ---------------   ---------------
  Total stockholders' equity                                    265,413           260,235
                                                         ---------------   ---------------

Total liabilities and stockholders' equity               $      634,484    $      529,149
                                                         ===============   ===============

     See Notes to Condensed Consolidated Financial Statements.




           See Notes to Condensed Consolidated Financial Statements.



                                      BT Office Products International, Inc.

                        Condensed Consolidated Statements of Operations (Unaudited)
                             (In thousands, except per share amounts)

                                                Three months ended               Nine months ended
                                                    September 30                    September 30
                                        --------------------------------   --------------------------------
                                                              1995                              1995
                                            1996          (as restated)        1996        (as restated)
                                        --------------   ---------------   --------------   ---------------

Net sales                                $      354,871   $      277,661   $    1,036,584   $      822,488

Cost and expenses:
     Costs of products sold                     253,415          202,077          739,026          594,117
     Selling and administrative                  87,593           64,852          252,480          196,014
     Depreciation and amortization                3,639            2,411            9,840            7,441
     Amortization of intangibles                  2,545            2,054            7,402            6,031
                                         --------------   --------------    -------------   --------------
                                                347,192          271,394        1,008,748          803,603

Operating Income                                  7,679            6,267           27,836           18,885

Other income (expense):
     Other income                                   675              377            1,224            1,161
     Interest expense                            (2,058)            (943)          (4,025)          (2,576)
     Interest expense to affiliates              (1,291)          (1,524)          (4,906)         (10,844)
                                                 (2,674)          (2,090)          (7,707)         (12,259)
                                         --------------   ---------------   -------------  ---------------
Income before income taxes                        5,005            4,177           20,129            6,626
Income tax expense                                2,350            2,080            9,458            3,650
                                         --------------   --------------    -------------  ---------------
Net income                               $        2,655   $        2,097    $      10,671  $         2,976
                                         ==============   ==============    =============  ===============

Net income per share                     $         0.08   $         0.07    $        0.32  $          0.11
                                         ==============   ==============    =============  ===============
Weighted-average number of
  common and common
  equivalent shares                              33,578           31,443           33,759           26,111
                                         ==============   ==============    =============  ===============



         See Notes to Condensed Consolidated Financial Statements.



                                       BT Office Products International, Inc.

                            Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                 (In thousands)

                                                                          Nine months ended September 30
                                                                       -------------------------------------
                                                                                                 1995
                                                                            1996             (as restated)
                                                                       ----------------     ----------------

Operating Activities
   Net income                                                          $         10,671     $          2,976
   Adjustments to reconcile net income to cash provided by
     (used for) operating activities:
       Depreciation and amortization                                             11,126                8,360
       Amortization of intangibles                                                7,402                6,031
       Other operating activities                                                 1,515                  921
   Changes in operating assets and liabilities, net of effects of business acquisitions:
       Receivables                                                               (6,096)             (24,193)
       Inventories                                                               (3,505)             (11,718)
       Other current assets                                                      (5,806)              (2,571)
       Accounts payable and other current liabilities                               907                7,066
       Income taxes payable                                                         827                2,139
       Due to/from affiliates, net                                                1,142                 (883)
                                                                        ----------------     ----------------
             Net cash provided by (used for) operating activities                18,183              (11,872)

Investing activities
   Purchases of property, plant and equipment                                   (17,869)             (13,299)
   Acquisitions of businesses, less cash acquired                               (44,046)             (28,571)
   Other investing activities                                                      (793)              (6,332)
                                                                        ----------------     ----------------
             Net cash used for investing activities                             (62,708)             (48,202)

Financing activities
   Net payments of notes payable                                                 (1,362)              (3,232)
   Net borrowings under long-term obligations                                   126,449                  284
   Net transactions and advances with affiliates                                (81,456)            (155,948)
   Proceeds from stock options exercised
     including related tax benefits                                                 224                    -
   Capital contribution from parent                                                   -              118,000
   Issuance of common stock, net                                                      -              102,946
                                                                        ----------------     ----------------
             Net cash provided by financing activities                           43,855               62,050

   Effect of exchange rate changes on cash and cash equivalents                     (68)                (153)
                                                                        ----------------     ----------------
             Net increase (decrease) in cash and cash equivalents                  (738)               1,823

   Cash and cash equivalents at beginning of period                               7,568                4,995
                                                                        ----------------     ----------------

   Cash and cash equivalents at end of period                           $         6,830     $          6,818
                                                                        ================     ================

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

In July 1995, the Company completed the sale of 10 million shares of common stock, at a price of $11.50 per share, in an initial public offering (the "Offering"). After the Offering, KNP BT beneficially owns approximately 70% of the Company's outstanding common stock. The net proceeds received from the Offering, after underwriting commissions and costs related to the Offering and the Corporate Reorganization (the "Net Proceeds"), were $98.5 million. Of the Net Proceeds, the Company used $65.8 million to repay in full non-interest bearing advances from affiliates of KNP BT made in 1994 and 1995 to finance several acquisitions. The Company used the remaining Net Proceeds to reduce outstanding indebtedness under the interest bearing advances from affiliates of KNP BT made to the Company for working capital and other general corporate purposes. Upon completion of the Offering, the Company entered into a $200 million long-term, multi-currency credit agreement (the "Antilliana Credit Agreement") with KNP BT Antilliana NV ("Antilliana"), an affiliate of KNP BT. See Note 7 to the Condensed Consolidated Financial Statements.

                     BT Office Products International, Inc.

1.  Formation and Basis of Presentation (Continued)

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal accrual adjustments necessary for a fair presentation. Operating results for the three month and nine month periods ended September 30, 1996, do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The pro forma unaudited results of operations for the three month and nine month periods ended September 30, 1995, assuming the Capital Contribution and the Net Proceeds of the Offering occurred as of January 1, 1995, were as follows (in thousands, except per share amounts):

                                 Three Months Ended         Nine Months Ended
                                 September 30, 1995        September 30, 1995
                              ------------------------  ------------------------

Sales                                      $277,661                  $822,488
Net income                                    2,164                     7,066
Net income per share                           0.06                      0.21
Weighted-average number of
  common and common equivalent
  shares                                     33,400                    33,400


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

                     BT Office Products International, Inc.

2.Restatement of 1995 Previously Reported Unaudited Quarterly Results(Continued)

The Company engaged legal counsel to investigate the irregularities and pursue recoveries, if any, from insurance carriers or others. The investigation has uncovered no basis for any further adjustment to the prior year financial statements.

The effect of the restatement of 1995 unaudited quarterly results of operations was as follows (in thousands, except per share amounts):


                                                                 1995 Previously Reported
                                              First          Second          Third          Fourth
                                             Quarter         Quarter        Quarter         Quarter          Total
                                            --------        --------       --------        --------        ----------

Sales                                       $269,200        $275,627       $277,661        $309,882        $1,132,370
Costs of products sold                       192,591         197,798        201,074         223,865           815,328
Operating income                               7,760           8,216          8,854          11,343            36,173
Income before income taxes                     2,791           3,016          6,764           8,956            21,527
Net income                                     1,316           1,441          3,694           4,739            11,190
Net income per share                             .06             .06            .12             .14               .40




                                                                        1995 Restated
                                              First         Second           Third          Fourth
                                             Quarter        Quarter         Quarter         Quarter          Total
                                            --------       --------        --------        --------        ----------

Sales                                       $269,200       $275,627        $277,661        $309,882        $1,132,370
Costs of products sold                       193,508        198,532         202,077         224,961           819,078
Operating income                               6,261          6,357           6,267           9,788            28,673
Income before income taxes                     1,292          1,157           4,177           7,401            14,027
Net income                                       464            415           2,097           3,714             6,690
Net income per share                             .02            .02             .07             .11               .24

                     BT Office Products International, Inc.

3.  Business Acquisitions

In July 1996, the Company acquired the two businesses comprising the Keller & Roth Group, office products distributors in Germany, in a purchase transaction for approximately $12.8 million in cash, subject to adjustment as provided in the purchase agreement. The transfer of consideration for the acquisition is subject to clearance by the German Federal Cartel Office under the German Restraint of Competition Act, which has not been obtained.
The transaction resulted in goodwill of $10.9 million.

In July 1996, the Company assumed control of bax Burosysteme Vertriebsgesellschaft mbH ("Bax"), an indirectly wholly-owned subsidiary of KNP BT. In October 1996, the Company completed the acquisition of Bax, an office equipment distributor in Germany, by acquiring the shares of Bax from KNP BT for approximately $9.8 million in cash. Generally accepted accounting principles require that the excess purchase price over the net book value of $3.0 million be charged to additional paid-in capital.

In addition, during the nine months ended September 30, 1996, the Company acquired four other office products businesses in the U.S. in purchase transactions for aggregate consideration of $26.7 million, which included $25.9 million of cash and the issuance of $0.8 million of notes payable. These transactions resulted in goodwill of $21.5 million.

In the year ended December 31, 1995, the Company acquired five U.S. office products businesses in the U.S. in purchase transactions for aggregate consideration of $34.2 million, which included $34.0 million of cash and the issuance of $0.2 million of notes payable. These transactions resulted in goodwill of $19.2 million and other intangible assets of $2.3 million.

The pro forma unaudited results of operations for the nine month periods ended September 30, 1996 and 1995, assuming the above-described acquisitions had been consummated as of January 1, 1995, are as follows (in thousands, except per share amounts):

                                   Nine Months Ended         Nine Months Ended
                                  September 30, 1996        September 30, 1995
                                ----------------------    ----------------------

Sales                                     $1,062,291                $  945,837
Net income                                    11,030                     3,330
Net income per share                            0.33                      0.13
Weighted-average number of
   common and common equivalent
   shares                                     33,759                    26,111

The Company also acquired other smaller office products and furniture businesses in 1996 and 1995. These acquisitions did not have a significant impact on the consolidated operating results for the nine month periods ended September 30, 1996 and 1995.

                     BT Office Products International, Inc.

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

6.  Contingencies

On May 14, 1996, the Company was served with a summons and complaint in a class action filed on April 16, 1996 in the United States District Court for the Southern District of New York. The action, brought under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, alleges claims against the Company, KNP BT and certain of its officers in connection with the financial reporting matters discussed in Note 2. The complaint seeks damages on behalf of a class consisting of purchasers of the Company's stock from January 30, 1996 through March 28, 1996. Management believes the outcome of such litigation will not have a material adverse impact on the financial condition of the Company.

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

7.  Long-term Credit Agreement

On August 2, 1996, the Company entered into a $250 million syndicated bank Competitive Advance and Revolving Credit Facility Agreement (the "New Credit Agreement"). As a result, the Company intends to substantially reduce the commitments available under the Antilliana Credit Agreement. The New Credit Agreement was used to repay existing debt owing to affiliates of the Company and will be used for working capital needs and general corporate purposes, including acquisitions.

The New Credit Agreement provides for a five-year, unsecured, non-amortizing, multi-currency, revolving credit facility. Under the multi-currency arrangement, term loans in U.S. Dollars, German Marks, British Pounds and Netherlands Guilders (other currencies are also available) will bear interest based on a Debt to EBITDA ratio (leverage ratio) ranging from .35% to .55% over the applicable interbank rate as determined therein. The facility also provides for revolving loans in U.S. Dollars at the prevailing prime rate. There is a facility fee ranging from .125% to .225% on the unused portion of the New Credit Agreement based on the leverage ratio

                     BT Office Products International, Inc.

7.  Long-term Credit Agreement (Continued)

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

                     BT Office Products International, Inc.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

In March 1996, following the preliminary fiscal year 1995 accounting close and public release of unaudited fourth quarter and fiscal year 1995 operating results, the Company discovered certain accounting and financial reporting irregularities at its New York Division. The irregularities involved misstatements in the reporting of gross profit margins and operating expenses principally in 1995 and 1994, as well as concealment in the accounting records of theft of Company assets. As a result of the discovery of these irregularities, the Company has reduced previously reported unaudited operating income for 1995 by approximately $7.5 million from $36.2 million to $28.7 million. All prior year amounts, including quarterly results, have been restated to reflect the changes required as a result of these misstatements. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for further information on the restatement of 1994 operating results and adjustment to opening retained earnings as of January 1, 1993 for years prior to 1994.

The Company engaged legal counsel to investigate the irregularities and pursue recoveries, if any, from insurance carriers or others. The investigation, which has been completed, uncovered no basis for any further adjustment to the prior year financial statements.

Net sales increased to $354.9 million in the third quarter of 1996 from $277.7 million in the comparable period last year, an increase of $77.2 million or 27.8%. Net sales increased to $1,036.6 million in the first nine months of 1996 from $822.5 million in the comparable period last year, an increase of $214.1 million or 26.0%.

Net sales in the United States increased to $276.2 million in the third quarter of 1996 from $207.4 million in the comparable period last year, an increase of $68.8 million or 33.2%. Net sales in the United States increased to $806.9 million in the first nine months of 1996 from $601.6 million in the comparable period last year, an increase of $205.3 million or 34.1%. The Company's 1996 acquisitions and the incremental impact of its 1995 acquisitions accounted for $32.0 million and $92.6 million of the increases for the third quarter and the first nine months of 1996, respectively. Increased sales at the Company's existing operations accounted for $36.8 million, or an internal growth rate of 17.8%, in the third quarter and $112.8 million, or an internal growth rate of 18.7%, for the first nine months of 1996. The Company believes that the principal factors contributing to this internal growth were increased sales to existing and new accounts and "add-on" acquisitions at nine divisions.

Net sales in Europe increased to $78.7 million in the third quarter of 1996 from $70.3 million in the comparable period last year, an increase of $8.4 million or 11.9%. Net sales in Europe increased to $229.7 million in the first nine months of 1996 from $220.9 million in the comparable period last year, an increase of $8.8 million or 4.0%. The Company's 1996 acquisitions of the Keller & Roth Group and Bax accounted for $9.7 million of the increase for the third quarter and first nine months of 1996. Increased sales at the Company's existing operations, excluding the effects of currency depreciation against the U.S. dollar, accounted for $1.9 million, or an internal growth rate of 2.6%, in the third quarter and $16.9 million, or an internal growth rate of 7.7%, for the first nine months of 1996. The Company believes that the principal factor contributing to this internal growth was sales associated with an "add-on" acquisition in Germany.

                     BT Office Products International, Inc.

Excluding the effects of the "add-on" acquisition in Germany, European sales have declined due primarily to the softness in the German economy. Offsetting the increase in net sales from acquisitions and internal growth was $3.2 million and $9.3 million of currency depreciation against the U.S. dollar for the third quarter and first nine months of 1996, respectively. In addition, net sales for the first nine months of 1995 were favorably impacted by $8.6 million for the personal computer sales and service operations of Bierbrauer & Nagel GmbH & Co. KG, which was transferred to the Information Systems Division of KNP BT effective July 1, 1995.

Gross profit as a percentage of net sales was 28.6% in the third quarter of 1996 as compared to 27.2% in the comparable period last year. Gross profit as a percentage of net sales was 28.7% for the first nine months of 1996 as compared to 27.8% in the comparable period last year. The increases for the third quarter and the first nine months of 1996 were attributable primarily to improved margin management, higher margins on paper and related product sales, and a lower LIFO charge associated with inventory cost decreases in the U.S., amounting to 0.4% and 0.2% for the third quarter and first nine months of 1996, respectively.

Selling and administrative expenses as a percentage of net sales were 24.7% in the third quarter of 1996 as compared to 23.4% in the comparable period last year. The increase was attributable primarily to declining sales associated with the existing operations in Germany against a relatively fixed expense base of 0.4%, higher professional fees associated with the New York division investigation of 0.3%, higher expense levels associated with 1996 and the incremental impact of 1995 acquisitions of 0.2%, and higher facility costs in New York associated with a new distribution center of 0.1%. Selling and administrative expense as a percentage of net sales were 24.4% in the first nine months of 1996 as compared to 23.8% in the comparable period last year. The increase was attributable to higher professional fees associated with the New York division investigation of 0.3%, declining sales associated with the existing operations in Germany against a relatively fixed expense base of 0.2%, and the effect of lower selling prices on paper and related products, which cannot be specifically quantified.

Operating income increased to $7.7 million in the third quarter of 1996 from $6.3 million in the comparable period last year, an increase of $1.4 million or 22.2%. Operating income increased to $27.8 million in the first nine months of 1996 from $18.9 million in the comparable period last year, an increase of $8.9 million or 47.1%. Operating income in the United States increased to $7.0 million in the third quarter of 1996 from $5.3 million in the comparable period last year, an increase of $1.7 million or 32.1%. Operating income in the United States increased to $24.8 million in the first nine months of 1996 from $16.4 million in the comparable period last year, an increase of $8.4 million or 51.2%. Operating income in Europe decreased to $0.7 million in the third quarter of 1996 from $1.0 million in the comparable period last year, a decrease of $0.3 million or 30.0%. Operating income in Europe increased to $3.0 million in the first nine months of 1996 from $2.5 million in the comparable period last year, an increase of $0.5 million or 20.0%.

Operating income as a percentage of net sales was 2.2% in the third quarter of 1996 as compared to 2.3% in the comparable period last year. Operating income as a percentage of net sales was 2.7% for the first nine months of 1996 as compared to 2.3% in the comparable period last year. Operating income as a percentage of net sales in the United States was 2.5% in the third quarter 1996 as compared to 2.6% in the comparable period last year. The decrease was due to increased operating expenses related primarily to professional fees associated with the New York division investigation and higher facility costs

                     BT Office Products International, Inc.

in New York associated with a new distribution center. These increases in expenses were partially offset by increased gross profit margins relating to improved margin management, paper and related products sales, and a lower LIFO charge. Operating income as a percentage of net sales in the United States was 3.1% for the first nine months of 1996 as compared to 2.7% in the comparable period last year. The increase was due primarily to increased gross profit margins relating to improved margin management, paper and related product sales, and a lower LIFO charge. This improvement in gross profit margins was partially offset by increased professional fees associated with the New York division investigation and higher facility costs in New York associated with a new distribution center . Operating income as a percentage of net sales in Europe was 0.9% in the third quarter of 1996 as compared to 1.4% in the comparable period last year. The decrease was due primarily to lower sales associated with the existing operations in Germany as a result of the soft market conditions against a relatively fixed expense base. Operating income as a percentage of net sales in Europe was 1.3% in the first nine months of 1996 as compared to 1.1% in the comparable period last year.

Interest expense, including affiliated interest expense, increased to $3.4 million in the third quarter of 1996 from $2.5 million in the comparable period last year. The increase is the result of higher debt levels primarily associated with acquisitions and capital investments in 1996 and 1995. Interest expense, including affiliated interest expense, decreased to $8.9 million for the first nine months of 1996 from $13.5 million in the comparable period in the prior year. The decrease was attributable to the reduction in debt as a result of the Corporate Reorganization and the Offering, and lower interest rates associated with the Antilliana Credit Agreement and the New Credit Agreement, partially offset by interest expense on debt associated with the new acquisitions and capital investments in 1996 and 1995.

Net income increased to $2.7 million in the third quarter of 1996 from $2.1 million in the comparable period last year. Net income increased to $10.7 million in the first nine months of 1996 from $3.0 million in the comparable period last year. The increase in net income was due to increased operating income at existing operations, acquisitions, lower interest costs and a lower effective income tax rate. The effective income tax rate was 47.0% for the first nine months of 1996 as compared to 55.1% for the comparable period in the prior year. This rate decrease is primarily due to the effects of non-deductible goodwill amortization and other permanent differences against a relatively higher pre-tax income base in 1996.

                     BT Office Products International, Inc.

Liquidity and Capital Resources

Cash provided by operating activities in the first nine months of 1996 was $18.2 million, which included $10.7 million of net income and $18.5 million of non-cash depreciation and amortization charges. Significant cash requirements in the first nine months of 1996 included $44.0 million related to acquisitions and $17.9 million for capital expenditures. These requirements were partially financed by $43.6 million of net borrowings undernotes payable and long-term obligations. The Company repaid a significant portion of the borrowings under the Antilliana Credit Agreement with borrowings under the New Credit Agreement in the third quarter. See Note 7 to the Condensed Consolidated Finanacial Statements.

Historically, the Company relied upon capital contributions from KNP BT, cash from revolving credit facilities with KNP BT and cash flow from operations to fund working capital and investments in acquisitions. In July 1995, the Company completed the sale of 10 million shares of common stock in the Offering (see
Note 1). Of the Net Proceeds of $98.5 million, the Company used $65.8 million to repay in full non-interest bearing advances from affiliates of KNP BT made in 1994 and 1995 to finance several acquisitions. The Company used the remaining Net Proceeds to reduce outstanding indebtedness under the interest bearing advances from affiliates of KNP BT made to the Company for working capital and other general corporate purposes. Upon the completion of the Offering, the Company also entered into the Antilliana Credit Agreement to provide funds for working capital and other general corporate purposes.

On August 2, 1996, the Company entered into the New Credit Agreement. The initial borrowing under the New Credit Agreement was used to repay approximately $130 million of outstanding indebtedness for the Company's U.S. operations under the Antilliana Credit Agreement. The Company intends to substantially reduce the commitments available under the Antilliana Credit Agreement. The New Credit Agreement provides for a five-year, non-amortizing, unsecured, multi-currency, revolving credit facility. The New Credit Agreement also extends the maturity period three years beyond the Antilliana Credit Agreement and provides additional debt capacity.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit Number        Description

             27            Financial Data Schedule

(b) Reports on Form 8-K

On July 17, 1996, the Company filed a Current Report on Form 8-K reporting the acquisition of the Keller & Roth group of companies in Germany.

On September 16, 1996, the Company filed a Current Report on Form 8-K/A-1 to amend its Current Report on Form 8-K dated July 17, 1996, reporting the acquisition of the Keller & Roth group of companies in Germany and by appending to the Form 8-K the financial statements and pro forma information required pursuant to Item 7 of Form 8-K.

On October 17, 1996, the Company filed a Current Report on Form 8-K reporting the acquisition of Bax in Germany.

                     BT Office Products International, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     BT Office Products International, Inc.



                              /s/ John J. McKiernan
            ---------------------------------------------------------
                                John J. McKiernan
                   Vice President--Finance and Administration
                           and Chief Financial Officer
            (Principal Financial Officer and Duly Authorized Officer)



Date:  November 13, 1996

                                INDEX TO EXHIBITS




Exhibit No.          Description                            Page in Sequentially
                                                                Numbered Copy
-----------          -----------------------                --------------------

     27              Financial Data Schedule                          19