Form 10-K
period 1996-12-31
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1997-03-26
CIK 945248

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996                    OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the  transition  period from_______________________ to______________________

                         Commission file number 1-13858

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

 Delaware                                            13-3245865
-----------------------                     ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

2150 E. Lake Cook Road                                      60089-1877
Buffalo Grove, Illinois                                     ----------
----------------------------------------                    (Zip Code)
(Address of principal executive offices)


        Registrant's telephone number, including area code (847) 793-7500


                    Securities registered pursuant to Section
                               12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, par value $.01 per share       New York Stock Exchange, Inc.


        Securities registered pursuant to Section 12(g) of the Act: None.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 17, 1997 was approximately $84,010,463.

      As of March 17, 1997, the number of shares outstanding of each of the registrant's classes of common stock is as follows:

Title of each class                                 Number of Shares Outstanding
-------------------                                 ----------------------------
Common Stock, par value $.01 per share                       33,471,000

Documents incorporated by reference                             Part
-----------------------------------                             ----
Proxy Statement for the Annual Meeting of                        III
Stockholders to be held on May 29, 1997

                                TABLE OF CONTENTS


                                                                            Page

PART I    .................................................................... 2
Item 1.   Business............................................................ 2
Item 2.   Properties......................................................... 18
Item 3.   Legal Proceedings.................................................. 20
Item 4.   Submission of Matters to a Vote of Security Holders................ 20

PART II   ................................................................... 21
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................ 21
Item 6.   Selected Financial Data............................................ 21
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 23
Item 8.   Financial Statements and Supplementary Data........................ 30
Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................... 30

PART III .................................................................... 31
 Item 10. Directors and Executive Officers of the Registrant................. 31
 Item 11. Executive Compensation............................................. 31
 Item 12. Security Ownership of Certain Beneficial Owners and Management..... 31
 Item 13. Certain Relationships and Related Transactions..................... 31

PART IV  .................................................................... 32
Item 14. Exhibits, Financial Statements, Financial Statement Schedule, and
         Reports on Form 8-K..................................................32

                                     PART I


Item 1.  Business

General

         BT Office Products International, Inc. ("BT Office Products" or the "Company") is a leading full-service distributor of office products, serving primarily medium- and large-sized businesses and institutions in major markets in both the United States and Europe. The Company offers its customers a full range of office products, including traditional office supplies, office furniture, computer supplies and accessories, copiers and office equipment, business forms and advertising specialty and promotional products. In the United States, the Company services over 40 major business markets through 25 sales and distribution centers and 55 branch sales offices in 33 states as of February 28, 1997. In Europe, the Company is the largest office products distributor in Germany and one of the leading office products distributors in The Netherlands, Sweden and the United Kingdom. The Company also serves markets in Austria, Italy, and Switzerland through licensed dealers for its "Classic" brand of office supplies.

         BT Office Products has developed and implemented an integrated full-service approach to serving the office products needs of its customers. In contrast to traditional contract stationers, who provide limited services to customers and keep a smaller number of items in stock while relying on wholesalers to produce catalogues and maintain inventory, BT Office Products operates large regional distribution facilities, purchases products directly from manufacturers whenever possible and offers a wide variety of products and high levels of customer service.

Company History

  Background

         In 1984, Buhrmann-Tetterode NV ("BT"), a large Dutch graphic and business systems, packaging manufacturing and paper distribution company and a predecessor of NV Koninklijke KNP BT ("KNP BT"), established BT Office Products International, Inc. (then known as BT USA, Inc.) as a holding company for its United States operations (the "Holding Company"). Between 1984 and 1995, the Holding Company operated certain packaging manufacturing businesses (the "Packaging Businesses") and certain other businesses in the United States and, between 1987 and 1995, operated BT's United States office products distribution business.

         During the mid-1980's, BT conducted a strategic survey of various related distribution businesses. Based on the results of this survey, BT determined that the office products distribution business in the United States was undergoing significant changes and that an opportunity existed to acquire one or more independent contract stationers in major metropolitan markets and, through the coordination and integration of such acquisitions, to build an office products distribution business. As a result, in 1987, BT commenced a series of acquisitions of office products distribution businesses in the United States and Europe that are described below. See "--United States" and "--Europe."

         In 1990, BT established a separate division headquartered in Amsterdam to administer its office products distribution businesses in the United States and Europe (the "Office Products Division"). In March 1993, BT merged with two other large companies with headquarters in The Netherlands, NV Koninklijke KNP

("KNP") and VRG Groep NV ("VRG"), to form KNP BT. As a result, the Office Products Division became a division of KNP BT.

         On June 30, 1995, KNP BT and the Holding Company effected a series of transactions (collectively, the "Reorganization") in order to reorganize the legal ownership of various of their businesses and to recapitalize the ongoing office products distribution business which now constitutes the Company. In anticipation of the Reorganization, the headquarters of the Office Products Division was transferred from Amsterdam to the Chicago area in August 1994. In connection with the Reorganization, the Packaging Businesses and other non-office products assets and liabilities were transferred by the Holding Company to KNP BT, the European Businesses and Kelly Paper (each as defined below) were transferred by KNP BT to the Holding Company, and KNP BT made a capital contribution of $118.0 million (the "Capital Contribution") to the Holding Company. As a result of the Reorganization, the Holding Company was recapitalized to constitute the Company, which now owns and manages all of KNP BT's office products distribution businesses worldwide.

         In July 1995, the Company completed the sale of 10,000,000 shares of common stock of the Company, par value $.01 per share (the "Common Stock"), at a price of $11.50 per share in an initial public offering (the "Offering"). After the Offering, KNP BT beneficially owns approximately 70% of the Company's outstanding common stock. The net proceeds received from the Offering, after underwriting discounts and commissions and costs related to the Offering and the Reorganization ("Net Proceeds") were $98.4 million. Of the Net Proceeds, the Company used $65.8 million to repay, in full, non-interest-bearing advances from affiliates made in 1994 and 1995 to finance several acquisitions. The Company used the remaining Net Proceeds to reduce outstanding indebtedness under the interest-bearing advances from affiliates made to the Company for working capital and other general corporate purposes.

   United States

         The Company entered into the office products distribution business in the United States in September 1987 through the acquisition of a 70% interest in Summit Office Supply, Inc. ("BT Summit"), a contract stationer based in New York City serving the New York metropolitan area. In 1989, the Company acquired M.S. Ginn Company and Publix Office Supply, Inc. which served the Washington D.C. and Chicago metropolitan areas, respectively, and through their sales offices, certain other contiguous markets. Also in 1989, the Company acquired the remaining 30% interest in BT Summit.

         The Company expanded its United States operations by entering the St. Louis and Pittsburgh metropolitan markets in 1990 through its acquisitions of Buschart Office Products, Inc. and E.W. Curry Company, Inc., respectively. In 1991, the Company acquired Redwood Office Products, Inc., a contract stationer operating in the San Francisco/San Jose/Oakland metropolitan area, and expanded its St. Louis operations through its acquisition of certain net assets of L&J Enterprises, Inc., a contract stationer based in Little Rock, Arkansas. In 1992, the Company acquired Miller Business Systems, Inc., a contract stationer based in Arlington, Texas with operations in the Austin, Dallas/Fort Worth, Houston and San Antonio, Texas metropolitan areas. The Company also expanded its Washington, D.C. operations through its acquisition in 1993 of certain net assets of Chas. G. Stott & Co., Inc., a contract stationer based in Landover, Maryland.

         In 1993, as a result of the merger of BT with KNP and VRG, Kelly Paper Company ("Kelly Paper"), a subsidiary of VRG prior to the merger, was transferred to the Office Products Division. Kelly Paper, headquartered in Los Angeles, California, operates a wholesale cash and carry printing paper and supplies business primarily for small commercial printers in California, Arizona and Nevada.

         In 1994, the Company entered the Los Angeles, Portland (Oregon) and Phoenix, and Tampa/St. Petersburg metropolitan area markets by acquiring Paramount Stationers, Inc., Far West Office Systems, Inc., and Ross Office System Supply, Inc., respectively. The Company also expanded its Houston, St. Louis, and San Francisco/San Jose/Oakland metropolitan area operations through the acquisitions of Northwest Stationers & Supply, Inc., Business Supply Centers, Inc. and Kielty & Dayton, Incorporated, respectively.

         In 1995, the Company entered the Columbus (Ohio), Indianapolis, Boston, Minneapolis and Detroit metropolitan areas through the acquisitions of the Continental Office Supply Division of Continental Office Furniture and Supply Corporation, Stationers, Inc., Monroe Stationers and Printers, Inc., Business Essentials, Inc., and Miles Fox Company, respectively. Additionally, in 1995 the Company entered the Denver metropolitan area through the acquisition of Metro Office Products and subsequently expanded its Denver area operations through the acquisition of Stone Business Products, Inc. in Colorado Springs. The Company also entered the Atlanta metropolitan area through a "greenfield" operation.

         In 1996, the Company entered the Albuquerque, Greensboro (North Carolina), Philadelphia, Orlando and Davenport (Iowa) metropolitan area markets through the acquisitions of General Office Supply Company, Mitchell-Dixon Office Supply, Inc., C.B. Kershner, Inc., Crown Office Products, Inc. and the office supply division of The Fidlar Company, respectively. The Company also entered the Columbia (South Carolina), Miami/West Palm Beach, Jacksonville and San Diego metropolitan area markets through the acquisitions of McWaters, Inc., Tucker & Johnson, Inc., Kight's Printing & Office Products, Inc. and Apollo Stationers, Inc., respectively. In addition, the Company expanded its Washington, D.C., Cleveland, St. Louis, Davenport and Minneapolis metropolitan area operations through the acquisitions of Office Outfitters, Inc., Ossco Office Products, Inc., Business Essentials, Inc., Morris Sanford Company and Marx & Brown Office Supplies Ltd, respectively. The Company also expanded its Portland (Oregon) metropolitan area operations with the acquisitions of Total Office Products & Printers, Inc. and Henderson's Business Machines, Inc.

         In February 1997, the Company organized its United States operations into the following eight geographical regions and Kelly Paper: New England, Northeast, Mid-Atlantic, Midwest, Great Lakes, South-Southeast, Northwest and West-Southwest.

   Europe

         BT entered into the office products distribution business in Europe in 1989 through the acquisition of Copygraphic plc ("Copygraphic"), a contract stationer based in London, England. In 1990, BT acquired a 40% interest in Bierbrauer + Nagel GmbH & Co. KG and certain related companies ("B+N"), an office products dealer in Stuttgart, Germany.

         Effective January 1, 1992, the office supply operations of Robert Horne plc, a paper merchanting company in the United Kingdom which had been acquired by BT in 1990, were transferred to Copygraphic. Copygraphic further expanded its operations in the United Kingdom in 1993 by acquiring Jockelson White & Co. Limited, a London-based office products dealer.

         Operations in Germany were expanded in 1993 through the acquisitions of Hartmann & Cie GmbH & Co. KG, a contract stationer based in Frankfurt, including Classic Burobedarf Vertriebs GmbH, the company that operates the Classic licensing business; Wurth Burobedarf + Organisation GmbH, a contract stationer based in Bingen; Georg Steinmetz GmbH, a contract stationer based in Worms

(collectively, "Hartmann/Wurth"); and BVZ Buroversorgungszentrum GmbH ("BVZ"), a company that operates a modern 70,000 square foot distribution center located near Frankfurt.

         In 1994, KNP BT increased its beneficial ownership in B+N to 100% by purchasing an additional 36% of the equity and entering into a binding agreement to purchase the remaining 24% equity interest by no later than December 31, 1997.

         In 1994, KNP BT also transferred its wholly-owned subsidiaries, Veenman Kantoormachines B.V., Repro Copiers Nederland B.V., Direct Dealer Services B.V. and Veenman Office Management B.V. (collectively, the "Veenman Group"; together with Copygraphic, B+N and Hartmann/Wurth, the "European Businesses"), which had previously been included within its Information Systems Division, to the Office Products Division. The principal business of the Veenman Group is the distribution of copiers, office machines and related services and supplies, and office products in The Netherlands.

         In 1996, the Company has expanded its German operations through the acquisitions of Cohn Kopiertechnik GmbH in Heilbronn, Nett GmbH ("Nett") and Service-Partner Gesellschaft fur moderne Burokommunikation GmbH in Koblenz, the Keller + Roth group of companies (the "Keller + Roth Group") in the Dusseldorf, Wuppertal and Essen areas, and bax Burosysteme Vetriebsgesellschaft mbh ("Bax") in the Munich area. In addition, the Company entered the Swedish market through the acquisition of the Vinbogen I Boras AB group of companies ("Bjorsell"). Effective as of December 31, 1996, the Company expanded its Netherlands operations through the acquisition of Kuipers Centrum voor Kantoorefficiency B.V. ("Kuipers").

Growth Strategy

         The Company's strategy is to increase its business by: (i) expanding the scope of its operations, primarily through acquisitions of substantial office products distributors in major metropolitan markets in Europe and the United States where it does not currently have operations and to make selected add-on acquisitions; (ii) leveraging its international capabilities in order to grow its business in Europe; (iii) focusing its sales efforts on gaining new customers and (iv) increasing sales of products and services to existing customers  by  effective  utilization  of  value-added  services  offered by the
Company.

   Expansion by Acquisition

         Since 1987, the Company (including its predecessors) has acquired numerous office products companies in the United States and Europe. See "Company History." The Company will continue to seek attractive acquisition candidates in additional major metropolitan markets in Europe and the United States. In the event that the Company cannot acquire an attractive substantial office products supplier at a reasonable price in a major metropolitan market that the Company believes would be desirable to enter, the Company may begin a start-up or "greenfield" operation in such market.

         The Company has demonstrated in its previous acquisitions that it is able to integrate acquired companies into its business in a relatively short period of time and believes that it will be able to similarly integrate new acquisitions in the future. The Company believes that it has been successful in building its business through acquisitions as a result of its practice of retaining existing senior management, whenever possible, to continue to focus the acquired companies on local market conditions and customer needs, while centralizing administrative functions, merchandising, purchasing and systems development to achieve cost savings through economies of scale and scope. The Company believes that its practice of retaining management is an advantage in competing against other potential acquirers when seeking to acquire high-quality contract stationers. The integration of acquired businesses may, however, lead to the loss of key employees of the acquired companies and diversion of management attention from other ongoing business concerns.

         In metropolitan markets in which the Company does not currently have operations, the Company generally seeks to acquire a traditional contract stationer serving medium- and large-sized customers, with significant sales levels relative to the size of such market and with an experienced management team that the Company believes it will be able to retain following the acquisition. The Company believes that the continued expansion of its operations through acquisitions, together with the integration of such acquired companies into the Company, will create cost savings (through reduced administrative expenses as a percentage of sales and additional purchasing power) and increase sales and total profitability.

         The Company also intends to grow within its existing markets by selectively making add-on acquisitions of smaller contract stationers with less substantial sales in the Company's existing markets. Add-on acquisitions increase the Company's sales within an existing market and generate operating efficiencies, such as the consolidation of warehouses and administrative functions.

         The Company will continue to evaluate acquisition opportunities in 1997, although the Company expects to limit the level of those activities during the first half of the year as it integrates the acquisitions completed in 1996.

   Leveraging International Capabilities

         BT Office Products derives a substantial portion of its total sales revenue from outside the United States. The Company's net sales in Europe have grown from $85.2 million in 1992 to $325.5 million in 1996. Management believes that there are opportunities for additional growth in Europe and that the Company is well-positioned to capitalize on such opportunities because of the extensive experience of its European operating and executive managers in acquiring and operating businesses in the Company's European markets. The Company is also pursuing new and additional business from multinational corporations which have locations in the United States and Europe.

   Obtaining New Customers

         The Company believes that many larger customers are seeking to control overhead and reduce the total cost of their office products needs while demanding a significantly broader range of products and services. Many of these customers are also reducing the number of suppliers with whom they do business. The Company views these changing market conditions as a major opportunity to obtain new customers and, as one of the leading providers of office products and services in the United States and Europe, the Company believes that it is well-positioned to capitalize on these trends. Specific initiatives include: (i) expansion of the Company's sales force at the local level; (ii) implementation of sales training programs focused on the increasingly complex needs of customers; (iii) application of technology solutions such as EDI, personal computer based order management software and Internet ordering; and (iv) continuous improvements in technology such as the development and implementation of the Company's "National Selling System," which provides uniform information system and order management capabilities to serve the needs of large customers with multiple locations.

   Increased Sales to Existing Customers

         Management believes there are significant opportunities to increase sales of both products and services to existing customers, particularly by increasing customers' utilization of the value-added services offered by the Company, such as stockless delivery, electronic commerce and customized forms management and printing services. BT Office Products works with its larger customers to develop an "outsourcing" approach by providing value-added services to reduce customers' costs associated with office supplies. For example, customers may rely entirely on the Company to deliver office products when and as needed by the customers' employees, resulting in a "stockless supply" system. The customers completely eliminate their inventory of office products, storage facilities for office products and all related personnel and administrative requirements. The Company traditionally targeted its sales efforts to the purchasing manager or office administrator of a larger customer. As part of a more comprehensive selling approach, the Company targets other office products purchasing decision makers, such as the chief financial officer and director of management information systems. The Company is also expanding sales of certain new product lines such as advertising specialty and computer supplies.

Operating Strategy

         BT Office Products serves its customers through local operating divisions that provide sales, marketing and order fulfillment services, while it conducts merchandising, purchasing, systems development, sales training and many administrative functions on a regional or central basis. The Company is reducing its operating costs by consolidating and centralizing functions which do not involve direct customer contact as it expands the use of its logistics and distribution systems over a growing sales base. Management believes this operating strategy allows it to be flexible and responsive to local market needs while securing the benefits of economies of scale. At the same time, the Company continues to control costs by consolidating administrative functions on a regional or central basis.

         It is the Company's practice to retain key employees of acquired companies. As a result, in many of the Company's operations, the entrepreneurs and managers who were responsible for the business before its acquisition remain in key positions today. Accordingly, the Company benefits from their substantial local knowledge, customer relationships and operating and logistics experience.

         In 1996, the Company began an analysis of its U.S. systems and business processes. Project Millennium, the title assigned to the process review, provides the organizational framework and proposed timetable to accomplish specific strategic goals. One such goal is the consolidation and centralization of certain business functions. Additional steps and analysis are still necessary before Project Millennium is adopted and implemented.

Information Systems

         The Company currently provides customers with remote order entry, CD ROM catalogues and order management, materials management software, EDI and Internet ordering systems designed to decrease response times and error rates and improve customer service. The Company's National Selling System establishes uniform account, product and price information across all of the Company's U.S. regions.

         The Company offers its customers access to its entire selection of office products through the Company's electronic commerce systems. Through the use of customized software programs installed by the Company on the customer's computer system, customers can order office products through their personal computers which are linked to BT Office Products' on-line order management system.

         BT Office Products also provides its customers with billing and usage information in hard copy or magnetic tape, cartridge or diskette media, in each case designed to a particular customer's specifications. Customized cost center billing allows a customer, with the Company's assistance, to analyze and rationalize its ordering and usage of office supplies and to use such information for budgeting purposes.

         The Company's information systems initiatives and administrative programs, together with the increased sales and purchasing power that result from the Company's aggressive growth strategy, are designed to generate lower operating costs and higher operating profitability.

Products and Services

         The Company offers its customers a full range of office products, including traditional office supplies, office furniture, computer supplies and accessories, copiers and office equipment, business forms and advertising specialty and promotional products. The Company's larger operating divisions typically have in stock 6,000 to 7,000 SKUs of office supplies, all of which are contained in the Company's common catalogues. The Company also has access, through the Company's EDI systems, to over 25,000 additional SKUs of office supplies from its vendors, enabling the Company to provide its customers with immediate access to a broad range of products. The Company also provides a wide variety of customized value-added services to its customers, which are designed to reduce the customer's total overall cost of managing its office products needs.

   Office Supplies

         The Company provides its customers access to one of the broadest available selections of office supplies. In the United States, through its distribution centers and access to wholesalers, the Company provides customers with access to over 30,000 SKUs of office supplies. Products include paper, writing instruments, mailroom supplies, filing supplies, organizers, desktop accessories, business forms, binders, tape, printed products, staplers and other fastening products and consumable items.

         In addition to the wide variety of brand name products that the Company offers to its customers, the Company sells over 300 different items in the United States under the "BT MASTERBRAND" label, such as reprographic paper, rubberbands, paperclips and computer printer ribbons. In Europe, in addition to other brand name products, the Company sells for its own account and through participating dealers with whom the Company has certain exclusive arrangements, over 950 different items under its "Classic" trademark, including reprographic paper, writing pads and other office and computer supply consumables.
See "--Sales and Marketing."

   Office Furniture and Ergonomic Products

         The Company sells a comprehensive line of so-called "catalogue furniture," which is a term used generally to describe low- and mid-priced desks, chairs, file cabinets and other office furniture that is included in the Company's catalogues and generally sold from stock on a piece basis. Catalogue furniture is sold by both the Company's office supplies sales force and its office furniture sales force. The Company also offers executive furniture and modular office systems, and at certain locations, office design and space planning. These products are generally ordered by a customer in connection with a corporate relocation or expansion, facility reconfiguration or refurbishment. To complement office furniture, the Company sells a broad range of ergonomic products designed to enhance worker comfort, safety and productivity.

   Computer Supplies and Accessories

         The Company sells a variety of consumable computer supplies and accessories, such as filing and storage supplies for diskettes and other computer media, keyboard storage drawers and personal computer stands, mouse pads and other keyboard accessories, monitor accessories, screen filters, cleaning and maintenance products, laser printer toner (including recycled toner), diskettes and other computer-related consumables. Sales of personal computers and other computer hardware are not material.

   Advertising Specialty and Promotional Products

         The Company sells numerous advertising specialty and promotional products, such as beverage mugs and glassware, apparel, writing instruments, desk accessories and gift items, all of which may be personalized with the customer's logo and/or name. Management believes that the sales of such products represent a growth opportunity for the Company.

   Office Equipment - Copiers and Postal/Mail Equipment

         The Company sells and services copiers, facsimile machines, postal/mail equipment, printers and related supplies primarily in Europe. The Veenman Group, which operates in The Netherlands, is an exclusive distributor of Konica copiers, printers and facsimile machines and Pitney Bowes postal/mail equipment.

   Conference Equipment

         In the United  States and Germany,  the Company  offers a wide range of
conference  supplies  and  equipment,   including  seating,   tables,   overhead
projectors, LED panels, easels and related supplies.

   Printing Paper Products

         Kelly Paper operates a wholesale cash and carry printing and communication paper and printing supplies business primarily for small commercial printers through a central warehouse in Whittier, California, and 34 wholesale stores located in California, Arizona and Nevada. Over 90% of Kelly Paper's sales are made from its wholesale stores, with the balance made from its central warehouse. A typical store is approximately 14,000 square feet in size. Kelly Paper plans to open five to eight additional stores in the western United States in the next three years.

   Rapid Delivery

         In 1996, the Company filled over 98% of orders for office products from customers in the United States on either a same-day or next-day shipment basis, depending on the customer's specific needs. Through its advanced logistics systems, the Company processes thousands of orders daily so that it can offer its customers such delivery services.

   Stockless Delivery

         The Company can provide its customers with delivery of office products directly to the desks of the individual office employees of the customer. Desktop delivery creates savings for the customer by reducing the need for storage facilities, personnel and capital investment in non-income producing inventory. In many cases, customers rely entirely on the Company to deliver office products when and as needed by the customer's employees, resulting in a "stockless supply" system whereby they completely eliminate their inventory of office products, storage facilities for office products and all related personnel and administrative requirements.

   Forms Management and Printing Services

         The Company offers customized forms management services to reduce the customer's indirect costs for maintaining forms. The Company works directly with third-party printers to arrange for the supply of such forms to its customers, allowing a customer to reduce its storage and personnel requirements. The
Company also provides customized printing services for its customers for products such as business cards and company stationery.

Sales and Marketing

   Overview

         The Company's marketing strategy is designed to increase its customer base of medium- and large-sized businesses and institutions (including, in particular, businesses and institutions with multiple locations in the Company's United States and European markets) and to increase sales by demonstrating to customers and potential customers that the total overall cost of managing their office products needs can be reduced by focusing on process cost reduction. The Company works with customers to simplify and reduce the costs of the office product procurement process by providing services such as customized and tailored catalogues, electronic as well as paper requisition forms, CD ROM catalogues with built-in order logic and remote electronic order entry capability. The Company has implemented its "National Selling System" program to service customers with multiple locations across broad geographic areas. This program includes the establishment of common product and pricing data, the implementation of a telecommunications network and a common order-entry and order-management system. This system enables the Company to provide customers with consolidated reports, billing and other useful customer information and will serve as the foundation for the development of additional common customer service and operating systems.

         Each of BT Office Products' operating divisions markets its products and services to customers through a local dedicated sales force using the Company's centrally produced full-color catalogues of its product and service offerings in each of the United States, The Netherlands, Germany, Sweden and the United Kingdom. Most of the office products offered in these main catalogues are kept in stock at the Company's regional distribution centers, and in the United States the Company is linked electronically to certain of its suppliers so that
(i) items not in stock can be  delivered  to a customer on a next-day  basis and
(ii) the Company can better manage its inventory levels. In addition to its main catalogues in each country, the Company produces a substantial number of customized and promotional catalogues. Together, BT Office Products' local sales force and catalogues are key elements of its marketing strategy.

         The Company is increasing its telemarketing, Internet and direct mail marketing efforts. The Company believes that it is able to effectively offer its products through telemarketing and direct mail to specific customers for certain products by using its information systems and database to target such customers. The Company uses direct mail efforts and its catalogues to increase sales to existing customers and target small- to medium-sized customers that are not generally covered by its sales force.

   United States

         In February 1997, the Company organized its United States operations into eight geographical regions and Kelly Paper. The Company's Kelly Paper operations maintains a central distribution center in Whittier, California. Kelly Paper also operates 34 wholesale stores, 30 of which are located in California, three in Arizona and one in Nevada. The Company's operating divisions maintain sales and distribution centers, as well as branches, some of which include distribution breakdown facilities, which as of February 28, 1997 serve the following major markets:


                                                               Sales and
                                                        Distribution Centers                  Branches
                                                        --------------------              ----------------
New England Region:
      New England Division                              Needham, MA                       Cranston, RI
                                                        (Boston area)                     Manchester, NH

Northeast Region:
      New York Division                                 New York, NY                      Islandia, NY
                                                        North Bergen, NJ                  White Plains, NY
                                                                                          Meriden, CT
                                                                                          Stamford, CT

Mid-Atlantic Region:
      Washington, DC Division                           Springdale, MD                    Richmond, VA
                                                                                          Sterling, VA
      Philadelphia Division                             Philadelphia, PA

Midwest Region:
      St. Louis Division                                Vinita Park, MO                   Little Rock, AK
                                                        (St. Louis area)                  Lenexa, KS
                                                                                          Carbondale, IL
                                                                                          Columbia, MO
                                                                                          Jefferson City, MO
                                                                                          Memphis, TN
      Indianapolis Division                             Indianapolis, IN                  Indianapolis, IN
                                                                                          Anderson, IN
                                                                                          Fort Wayne, IN
                                                                                          Louisville, KY
      Columbus Division                                 Lewis Center, OH                  Norwood, OH
                                                                                          (Cincinnati area)
      Pittsburgh Division                               Glenfield, PA                     Westlake, OH
                                                                                          (Cleveland area)

Great Lakes Region:
      Chicago Division                                  Chicago, IL                       Wauwatosa, WI
                                                                                          (Milwaukee area)
      Detroit Division                                  Warren, MI








      Minneapolis Division                              Plymouth, MN                      Red Wing, MN
                                                                                          Eau Claire, WI
      Davenport Division                                Davenport, IA                     Davenport, IA
                                                                                          Burlington, IA
                                                                                          Dubuque, IA
                                                                                          Hiawatha, IA
                                                                                          (Cedar Rapids area)
                                                                                          Marshalltown, IA
                                                                                          Urbandale, IA
                                                                                          (Des Moines area)
                                                                                          East Peoria, IL

South-Southeast Region:
      Texas Division                                    Arlington, TX                     Addison, TX
                                                        Houston, TX                       (Dallas area)
                                                                                          Austin, TX
                                                                                          Fort Worth, TX
                                                                                          San Antonio, TX
                                                                                          Oklahoma City, OK
                                                                                          Tulsa, OK
      North Carolina Division                           Greensboro, NC
      Atlanta Division                                  Atlanta, GA                       Albany, GA
                                                                                          Columbus, GA
                                                                                          West Columbia, SC
      Northern Florida Division                         Tampa, FL                         Jacksonville, FL
                                                                                          St. Augustine, FL
                                                                                          Tallahassee, FL
      Southern Florida Division                         West Palm Beach, FL               Plantation, FL

Northwest Region:
      Pacific Northwest Division                        Portland, OR                      Corvallis, OR
                                                                                          Seattle, WA
      Colorado Division                                 Aurora, CO                        Colorado Springs, CO
                                                                                          Fort Collins, CO

West-Southwest Region:
      Northern California Division                      Newark, CA                        San Francisco, CA
                                                                                          North Highlands, CA
                                                                                          (Sacramento area)
      Southern California Division                      Rancho Dominguez, CA              Chatsworth, CA
                                                                                          Irvine, CA
                                                                                          Paramount, CA
                                                                                          San Diego, CA
      New Mexico Division                               Albuquerque, NM                   Phoenix, AZ
                                                                                          El Paso, TX

   Europe

      The Company's European operations are managed and coordinated from its European headquarters in Amsterdam. From this location, overall sales, marketing, logistics, financial and operating strategies are established that provide a coordinated direction for all of the European operations. The Company's European distribution centers and branch sales offices as of February 28, 1997 are located as follows:

                                           Sales and
                                    Distribution Centers         Branches
                                    --------------------       ------------
Germany:
      B+N                           Scharnhausen               Stuttgart
                                    Ulm-Lehr                   Dresden
                                                               Heilbronn
                                                               Kempten im Allgau
                                                               Neuhausen

      BVZ/Hartmann/Nett/Wurth       Langenlonsheim             Bad Kreuznach
                                                               Bingen
                                                               Frankfurt am Main
                                                               Idar-Oberstein
                                                               Koblenz
                                                               Mainz
                                                               Worms

      Keller + Roth Group           Wuppertal                  Ratingen
                                                               (Dusseldorf area)
                                                               Essen

      Bax                           Maisach bei Munich


United Kingdom:

      Copygraphic                   London
                                    Reading

The Netherlands:

      Veenman Group                 Capelle aan den IJssel     Amsterdam
                                    Gorinchem                  Best
                                    Utrecht                    Zwolle

      Kuipers                       Zwolle                     Amersfoort
                                                               Apeldoorn
                                                               Enschede
                                                               Groningen
                                                               Leeuwarden
Sweden:

      Bjorsell                      Boras                      Alingsas
                                                               Boras
                                                               Goteborg
                                                               Jonkoping
                                                               Kalmar
                                                               Lidkoping
                                                               Linkoping
                                                               Lund
                                                               Malmo
                                                               Mariestag
                                                               Nassjo
                                                               Skovde
                                                               Trollhattan
                                                               Uddevalla
                                                               Ulricehamn
                                                               Umea
                                                               Vamamo
                                                               Orebro

   Sales Force

      The Company uses a variety of sales approaches tailored to the specific needs of its customers. A substantial majority of the Company's sales are conducted through a sales force of approximately 800 persons in the United
States, 120 in Germany, 220 in The Netherlands, 70 in Sweden and 24 in the United Kingdom. Most of the sales force in the United States is compensated on a commission basis and most of the sales force in Europe is compensated on a salaried basis. The Company services its customers through salaried sales personnel and customer service representatives.

      The Company's sales force assists its customers with the implementation of a comprehensive office products procurement system, which includes the supply of office products and the provision of customized services, such as specialized catalogues and electronic order entry. Management is committed to provide training for its sales force, with the objective of enabling sales personnel to educate customers as to the total overall costs of managing their office products needs and to assist customers in designing programs to minimize these costs.

   Catalogues

      The Company annually publishes a full-color catalogue of its office products offerings in the United States (containing approximately 10,000 SKUs) and in Germany, The Netherlands, Sweden and the United Kingdom (each containing approximately 6,000 SKUs). The catalogues consist of a narrative and pictorial selling presentation, prices and a description of each item's uses and features, as well as descriptions of the services available to customers. The Company also produces other specialty catalogues for its marketing efforts, targeted to customers by size and/or type. In addition, the Company also provides customized catalogues containing 100 to 500 SKUs of office products for its larger customers and CD ROM catalogues with built-in order logic and EDI capability. The Company generally does not utilize newspaper, radio or other forms of mass media advertising.

   Classic Licensing Program

      The Company sells its Classic private label brand of office products in Europe through a network of dealers under its Classic licensing program. This licensing program supplements the Company's direct sales of Classic products in Germany, The Netherlands, Sweden and the United Kingdom in markets not otherwise serviced through its wholly-owned distributors. Under the Classic license program, the Company enters into agreements with independent office products dealers, granting exclusive distribution arrangements for the Classic brand of office products in a specific geographic area.

      The Company offers participating dealers a full menu of services, including catalogues, direct marketing assistance, promotions and order fulfillment. Through the use of the Company's warehouse and distribution facility in Langenlonsheim, Germany (near Frankfurt), a participating dealer has the ability to offer next-day delivery in a cost-effective manner and to take advantage of the centralized logistics (e.g., stock control, picking, packing and shipping), merchandising and information systems of the Company. In this capacity, the Company serves as a wholesaler to the Classic license program participants, permitting them to reduce inventory and distribution facilities costs. As a result, small local dealers have the ability to offer their customers products and services comparable to those of larger and better capitalized office products dealers without the expense of carrying larger product inventories.

      In addition to the revenue the Company generates on the sales of its Classic products and the annual licensing fees paid by the participating dealers, the Company realizes other economic benefits from these arrangements. Because participating dealers are required to (i) participate in the Company's Classic brand marketing activities, thereby broadening the market for the Classic name and (ii) buy Classic products from suppliers of the Company, the purchasing power of the Company, and therefore the dealers as well, is increased without requiring any incremental investment by the Company.

      The Classic program enables the Company to establish a business relationship with a large number of local dealers across Europe, some of which may become attractive acquisition candidates. Currently, there are 60 participating independent dealers in the Classic license program in Germany. The Company has entered into license agreements with one dealer in each of Austria, Italy and Switzerland.

Customers

      No single customer accounted for more than 1% of the Company's sales in 1995 and 1996. The Company's customers include many Fortune 500 companies, other large corporations, banks, financial services companies, governmental entities and educational institutions. Many customers have multiple locations that are serviced by the Company's operating divisions.

Purchasing

      The Company purchases a large majority of its products in volume directly from manufacturers or major office products wholesalers, who deliver the merchandise to each of the Company's distribution centers. Generally, the Company has been able to return any unsold or obsolete office products inventory to its vendors, resulting in minimal inventory write-offs. However, no assurance can be given that the Company's vendors will continue to offer this return policy in the future.

      To maximize its purchasing power, the Company's purchasing strategy has been to establish preferred relations with certain vendors with whom the Company can capitalize on purchasing economies. This "preferred vendor" strategy creates advantageous pricing relationships for the Company and has led to competition among vendors for inclusion in such group. To further maximize its purchasing power, the Company has been consolidating, and will continue to consolidate, its purchases from key vendors to increase its importance to those vendors, including the sourcing of the office products sold under the "BT MASTERBRAND," "Masterbrand" and "Classic" brand names. Additionally, the Company has utilized, and will continue to utilize, its ability to provide vendors access to international markets as part of its purchasing strategy.

      Some of the Company's vendors are linked through EDI with the Company's on-line order entry system. Products ordered through the Company's on-line order entry system that are not in stock are automatically purchased by the Company through EDI from the Company's vendors. These products are delivered by such vendors to the Company's warehouses in time for next-day delivery to the customer with other ordered products.

      During the fiscal year ended December 31, 1996, the Company purchased merchandise from over 500 suppliers in the United States. The largest supplier accounted for approximately 15% of the Company's total purchases, and the ten largest suppliers accounted for approximately 47% of total inventory purchases. Although a substantial portion of the Company's purchases are concentrated with a relatively small number of suppliers, the Company believes that alternative sources of supply are available for virtually every product it sells. However, the Company believes that customer brand preference is an important factor in the purchase of certain office products and that its competitive position is enhanced by the inclusion of popular brand name items. The Company considers its relationship with its suppliers to be good and has not experienced any difficulty in sourcing its merchandise.

Logistics

      The Company receives orders through its electronic commerce systems, as well as by traditional telephone, fax and mail-in purchase order methods. After an order has been placed with the Company, picking documents are created for those items in stock and routed to the appropriate distribution center for order fulfillment. At the same time, the Company's EDI systems transmit those portions of the orders not in stock to the Company's vendors. The Company is able to acquire many items not then in its own inventory on the same day and to combine such items with the in-stock items to yield a first order fill-ratio in the United States exceeding 98%.

      The Company's distribution centers use automated routing software, scanning and carousel picking technology to enhance accuracy and efficiency. After an order is picked and packed, conveyors and overhead scanning systems are utilized to route and manifest outgoing customer deliveries. Significant detailed reporting is available to optimize warehouse productivity, inventory turns, SKU selection and sourcing decisions and to evaluate vendor performance.

      The Company's distribution centers have a logistical and economic reach of up to approximately six hours by truck in any direction. The Company uses a combination of owned and leased vehicles and third-party delivery services to deliver office products.

Competition

      The Company operates in a highly competitive environment. The principal competitive factors in the office products distribution industry are service, price, product quality and product offerings. The Company's principal competitors, depending upon the regions in which it operates, are national office products distributors, traditional contract stationers, direct mail order companies, retail office products superstores and stationery stores. With respect to medium- and large-sized businesses and other institutions, which are the Company's target market, management believes that existing customers and potential customers prefer to deal with large value-added office products distributors such as the Company which can provide the lowest total overall cost of managing their office products needs, high levels of service, convenience and rapid delivery.

      The Company's largest competitors in the United States are Boise Cascade Office Products Corporation, Corporate Express, Inc., U.S. Office Products Company and the office products distribution businesses of Office Depot Inc. and Staples, Inc. These businesses compete for, and sell office products to, many of the same customers as the Company. Management believes that it competes favorably with these companies on the basis of its customized and value-added services and the price of its products.

      Historically, the German market was highly fragmented and customers in Germany were serviced to a large extent by local dealers who generally operated within a local or regional territory. Consolidation within the German market was occurring at a slow pace. However, in 1996 several international contract stationers entered into or continued their expansion within the German market. This trend is anticipated to continue as the local dealers are pressured to compete with these international companies. The Company's largest competitors in Germany include Corporate Express, Inc., Guilbert S.A., Lyreco and Viking Office Products.

      The United Kingdom market has also experienced a significant amount of consolidation over the past few years. The Company's major competitors in the United Kingdom are Guilbert S.A., Corporate Express, Inc., Dudley Stationery Ltd. and Samas.

      In The Netherlands, the Company's competitors are principally local dealers. The largest competitors are Ahrend and Samas.

      In Sweden, the Company's main competitors are Svanstroms, Tybring-Gjedde, and Durab.

      Some of the Company's competitors have greater financial resources and purchasing power than the Company and, particularly in the case of the retail office products superstores, significant name recognition. In addition, the Company believes that the office products distribution industry will continue to consolidate over the next few years and, consequently become more competitive. Also, the Company believes that increasing competition and heightened price sensitivity among customers have led to industry-wide pressure on gross margins, a trend which the Company expects will continue in the future.

Employees

      At December 31, 1996, the Company employed approximately 6,600 persons. Approximately 6% of the Company's United States employees are covered by collective bargaining agreements. The Company's labor contracts expire at various times in 1998 and 1999. The Company expects no significant changes in its relations with these unions. Most of the Company's employees in the United Kingdom and the Netherlands are not covered by collective bargaining agreements. Wages for the Company's German employees are determined annually pursuant to centrally negotiated industry labor contracts which provide for a minimum wage for an industry within a region. Wages have increased moderately over the last few years pursuant to such contracts. A substantial portion of the Company's employees in Sweden are covered by collective bargaining agreements which expire at various times during 1997 and 1998. The Company believes that its relations with its employees are satisfactory.


Item 2.  Properties

      The Company's principal executive offices are located at 2150 E. Lake Cook Road, Buffalo Grove, Illinois 60089. The Company owns and leases properties for use in the ordinary course of business. The leases expire at various times through 2022, and many of the Company's leases contain options to renew and/or purchase the property.

      As of February 28, 1997, the Company's principal sales and distribution centers and branch distribution breakdown facilities were as follows:

                                              Approximate                                             Approximate
                                              Building Area                                           Building Area
    Location                                  (square feet)     Location                              (square feet)
    --------                                  -------------     --------                              -------------
   United States:                                               Germany:
    Albuquerque, New Mexico.................         35,079      Langenlonsheim.....................          69,837
    Arlington, Texas........................        134,016      Maisach bei Munich.................          41,153
    Arlington, Texas........................         36,399      Scharnhausen.......................          57,725
    Atlanta, Georgia........................         30,128      Ulm-Lehr...........................          47,606
    Aurora, Colorado........................         30,080      Wuppertal..........................          52,074
    Chicago, Illinois <F1>..................        124,000
    Chicago, Illinois.......................         67,182     Sweden:
    Davenport, Iowa.........................         12,000      Boras..............................          79,584
    Glenfield, Pennsylvania <F1>............         52,464      Boras..............................          30,125
    Glenfield, Pennsylvania.................         25,000
    Greensboro, North Carolina..............         13,000     The Netherlands:
    Houston, Texas..........................        114,170      Capelle aan den IJssel.............          61,565
    Indianapolis, Indiana...................         32,000      Gorinchem..........................           9,105
    Lewis Center, Ohio......................         79,555      Utrecht............................          15,215
    Needham, Massachusetts..................         66,142      Zwolle.............................          88,633
    New York, New York......................        195,000      Zwolle.............................          10,759
    Newark, California......................        160,000
    North Bergen, New Jersey................        208,810     United Kingdom:
    Philadelphia, Pennsylvania..............         60,675      London.............................          26,000
    Philadelphia, Pennsylvania..............         40,000      Reading............................          87,000
    Plymouth, Minnesota.....................         78,500
    Portland, Oregon........................         49,520
    Portland, Oregon........................         12,600
    Rancho Dominguez, California............         70,800
    Springdale, Maryland....................        111,000
    Tampa, Florida..........................         76,567
    Vinita Park, Missouri...................        129,506
    Warren, Michigan........................         75,973
    West Palm Beach, Florida................         23,400


---------------

  <F1>   These  sales and  distribution  centers are owned by the  Company.  All
         other  sales  and  distribution  centers  and  distribution   breakdown
         facilities are leased by the Company.

        Also, the Company maintains additional smaller branch sales offices and distribution breakdown facilities in the U.S. and in Europe.

         The Company's Kelly Paper operation maintains a central distribution center of approximately 82,000 square feet in Whittier, California as well as 30 wholesale stores in California, three in Arizona and one in Nevada.

         Although the Company believes that its facilities are generally adequate for its current level of business, the Company believes that its operations in certain markets will require new or expanded facilities in the next several years.


Item 3.  Legal Proceedings

         The Company is involved in various ordinary routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock of the Company (NYSE symbol: BTF) commenced trading on the New York Stock Exchange (the "Exchange") on July 19, 1995. Prior to that time, there was no market for the Common Stock of the Company. The following table sets forth the range of high and low sale prices of the Company's Common Stock on the Exchange for each full quarterly period since trading commenced.

                            Fiscal 1996                       Fiscal 1995
                            -----------                       -----------
                           High        Low                High           Low
                           ----        ---                ----           ---
First quarter...........    $23 1/2     $13                n/a           n/a
Second quarter..........     23 7/8      15 1/2            n/a           n/a
Third quarter...........     17 7/8       9 7/8            n/a           n/a
Fourth quarter..........     14           8 1/8            $16         $11 1/4


         As of March 17, 1997, there were approximately 208 holders of record of the Common Stock.

         The Company has not declared or paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.


Item 6.  Selected Financial Data

         The following table sets forth selected consolidated financial data for the Company for each of the five years ended December 31, 1992 through 1996. The selected statement of operations data and balance sheet data, except for the balance sheet data as of December 31, 1992, have been derived from the Company's audited financial statements. The balance sheet data as of December 31, 1992 has been derived from the unaudited consolidated financial statements of the Company. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of the Company for the three years ended December 31, 1996 and the notes thereto included herein.

                                                                   Year Ended December 31,
                                           -----------------------------------------------------------------------
                                           1996             1995            1994             1993             1992
                                           ----             ----            ----             ----             ----
                                                     (in thousands, except per share and operating data)
Statement of Operations Data:
Net sales:
    United States....................     $1,086,960       $  833,010        $589,823         $469,263         $390,113
    Europe...........................        325,554          299,360         199,718          117,591           85,198
                                           ---------        ---------        --------         --------         --------
         Total.......................      1,412,514        1,132,370         789,541          586,854          475,311

Costs of products sold...............      1,004,713          819,078         557,737          408,514          325,753
                                           ---------        ---------         -------          -------         --------

    Gross Profit.....................        407,801          313,292         231,804          178,340          149,558
                                           ---------        ---------        ---------         -------         --------

Selling and administrative expenses..        345,879          266,163         197,088          157,370          136,204
Depreciation and amortization........         13,693           10,339           7,796            6,961            5,648
Amortization of intangibles..........         10,046            8,117           6,111            4,737            5,228
                                           ---------        ---------        ---------         -------         --------


Operating income (loss):
    United States....................         31,335           22,797          18,541           12,879            7,965
    Europe...........................          6,848            5,876           2,268           (3,607)          (5,487)
                                           ---------        ---------        ---------         -------         --------

         Total.......................         38,183           28,673          20,809            9,272            2,478
Other income (expense):
    Other income.....................          2,091            1,287             629              339              632
    Equity in earnings (loss) of affiliated
         company <F1>................             --               --            (112)             153               73
    Interest expense.................         (7,401)          (3,561)         (4,389)          (2,122)          (1,348)
    Interest expense to affiliates <F2>       (5,172)         (12,372)        (12,641)         (10,078)          (2,985)
                                           ---------        ---------        ---------         -------         --------

         Total.......................        (10,482)         (14,646)        (16,513)         (11,708)          (3,628)
                                           ---------        ---------        ---------         -------         --------

Income (loss) before income taxes and
    cumulative effect of accounting
    change...........................         27,701           14,027           4,296           (2,436)          (1,150)
Income tax expense...................         13,000            7,337           4,455            1,764            2,341
                                           ---------        ---------        ---------         -------          --------

Income (loss) before cumulative effect
    of accounting change.............         14,701            6,690            (159)          (4,200)          (3,491)
Cumulative effect of accounting change,
    net of income tax benefit <F3>...             --               --              --             (692)              --
                                           ---------        ---------        --------          -------          -------
         Net income (loss)...........       $ 14,701         $  6,690       $    (159)        $ (4,892)        $ (3,491)
                                           =========        =========        ========         ========         ========

Per Share Data <F4>:
Income (loss) before cumulative effect
    of accounting change.............    $       .44      $       .24    $       (.01)      $     (.18)      $     (.15)
Net income (loss)....................            .44              .24            (.01)            (.21)            (.15)

Operating Data:
Selling and administrative expenses as
    a percentage of net sales........          24.5%            23.5%            25.0%            26.8%            28.7%
Distribution centers (at period end).          37               38               28               19               15
Inventory turns <F5>.................           9.5x             9.8x             8.9x             8.1x             7.9x

Balance Sheet Data (at period end):
Working capital (deficiency).........       $153,945         $143,963      $ (143,028)        $(97,786)        $(95,314)
Total assets.........................        742,819          524,647         429,371          287,794          240,166
Short-term debt <F6>.................         47,934           25,619         282,015          174,114          159,314
Long-term debt <F7>..................        219,702           99,551          13,399           23,521           18,947
Stockholders' equity (deficit) <F2><F8>      268,652          260,235          21,933            7,707           (2,327)

                                                                                      (footnotes on following page)



(footnotes for preceding page)

---------------

<F1> Represents  earnings  (loss) on the  Company's 40% interest in B+N accounted for on the equity method through June 30, 1994. Effective July 1, 1994, the operating results of B+N have been consolidated with those of the Company reflecting the acquisition of the remaining 60% beneficial interest in B+N.

<F2> The  substantial  increase in  interest  expense to  affiliates  in 1993 was largely attributable to $90 million of indebtedness incurred in connection with a return of capital payment made by the Company to KNP BT in December 1992. The return of capital payment resulted in a deficit in stockholders' equity in 1992.

<F3> In 1993, the Company adopted Statement of Financial Accounting Standards No.
    106,   "Employers'   Accounting  for  Postretirement   Benefits  Other  Than
    Pensions."  The  effect  of  this  adoption   increased  1993  net  periodic
    postretirement cost by $1.1 million and increased the 1993 net loss by $692,000.

<F4> For 1994,  1993 and 1992,  gives  effect to a stock  split that  occurred in
    connection   with  the   Reorganization   resulting  in  23,400,000   shares
    outstanding.

<F5> Inventory  turns are  calculated  by  dividing  (i) the  inventory  costs of products sold by (ii) the average of the ending inventory balance from the prior fiscal period and the current fiscal period, except for acquisitions made during the current period, for which inventory balances are weighted for the portion of the period included in operations.

<F6> Short-term  debt includes  amounts due within twelve months to third parties and affiliates of KNP BT, including the current portion of long-term debt. The balances in 1994 and prior years consisted principally of amounts due to
    affiliates   of  KNP  BT.  The  Company  also  received  in  1995  and  1994 non-interest bearing advances from affiliates of KNP BT associated with acquisitions during these periods totalling $21.9 million and $43.9 million, respectively.

<F7> Consists of long-term  debt with third  parties,  affiliates  of KNP BT, and capitalized leases, less current portion.

<F8> The Company has never declared or paid cash dividends on its Common Stock.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

   New York Division

         In March 1996, the Company discovered certain accounting and financial reporting irregularities at its New York division. The irregularities involved misstatements in the reporting of gross profit margins and operating expenses principally in 1995 and 1994, as well as concealment in the accounting records of theft of Company assets. The impact of the charges associated with these issues resulted in a reduction of operating income for 1995 by approximately $7.5 million and for 1994 by approximately $2.9 million. An independent investigation, completed in August 1996, uncovered no basis for any further adjustment to the financial statements.

   Accounting for Reorganization

         On June 30, 1995, Kelly Paper and the European Businesses, which had been owned by KNP BT, were transferred to the Company as part of the Reorganization. This transfer was accounted for on an historical basis in a manner similar to a pooling of interests, as it represents a transaction among entities under common control. In light of the common ownership, the Company's consolidated financial statements reflect the combined United States and European office products distribution businesses as if the combination were effective prior to June 30, 1995. The Company's financial statements exclude the results of operations and the assets and liabilities of the Holding Company's non-office products businesses which were transferred to KNP BT in connection with the Reorganization.

   Integration of Acquired Businesses

         The Company's results of operations and financial condition reflect its rapid growth through acquisitions. The Company has made and continues to make significant investments in connection with the purchase and integration of its acquired businesses in order to attain long-term improvements in profitability; however, the costs of integration have had an adverse effect on short-term operating results. Management believes that, as the Company integrates its acquired businesses, the adverse effect of integration expenses on profitability will decline as will operating expenses as a percentage of net sales.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to consolidated net sales of certain items in the Company's consolidated statement of operations:

                                                1996                        1995                        1994
                                                ----                        ----                        ----
Net sales:
    United States..................              76.9%                      73.6%                       74.7%
    Europe.........................              23.1                       26.4                        25.3
                                                ------                     ------                      ------
         Total.....................             100.0                      100.0                       100.0
Costs of products sold.............              71.1                       72.4                        70.6
                                                ------                     ------                      ------

    Gross Profit...................              28.9                       27.6                        29.4
Selling and administrative expenses              24.5                       23.5                        25.0
Depreciation and amortization......               1.0                         .9                         1.0
Amortization of intangibles........                .7                         .7                          .8
                                                ------                     ------                      ------

Operating income:
    United States..................               2.2                        2.0                         2.3
    Europe.........................                .5                         .5                          .3
                                                ------                     ------                      ------
         Total.....................               2.7                        2.5                         2.6
Other income (expense):
    Other income...................                .1                         .1                          .1
    Interest expense...............               (.5)                       (.3)                        (.6)
    Interest expense to affiliates.               (.4)                      (1.1)                       (1.6)
                                                ------                     ------                      ------

Income before income taxes.........               1.9                        1.2                          .5
Income tax expense.................                .9                         .6                          .5
                                                ------                     ------                      ------

Net income (loss)..................               1.0%                        .6%                         --%
                                                ======                     ======                      ======

   Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

         Net sales increased to $1,412.5 million in 1996 from $1,132.4 million in 1995, an increase of $280.1 million or 24.7%.

         Net sales in the United States increased to $1,087.0 million in 1996 from $833.0 million in 1995, an increase of $254.0 million or 30.5%. The Company's 1996 acquisitions and the incremental impact of its 1995 acquisitions accounted for $89.7 million of the increase. Increased sales at the Company's existing operations accounted for the remaining $164.3 million of the increase, or a growth rate at existing locations of 19.7%. The Company believes that the principal factors contributing to this growth were increased sales to existing and new accounts and "add-on" acquisitions at ten divisions.

         Net sales in Europe increased to $325.5 million in 1996 from $299.4 million in 1995, an increase of $26.1 million or 8.7%. The Company's acquisitions of the Keller + Roth Group and Bax in July 1996 and Bjorsell in December 1996 accounted for $27.6 million of the increase. Increased sales at the Company's existing operations, excluding the effects of foreign currency depreciation against the U.S. dollar, accounted for $20.6 million of the increase, or a growth rate at existing locations of 6.9%. The Company believes that the principal factor contributing to this internal growth was sales associated with an "add-on" acquisition in Germany. European sales have been impacted by the softness in the German economy. Offsetting the increase in net sales during 1996 from acquisitions and internal growth was $13.5 million of foreign currency depreciation against the U.S. dollar. In addition, net sales for 1995 were favorably impacted by $8.6 million for the personal computer sales and service operations of Bierbrauer & Nagel GmbH & Co. KG, which was transferred to the Information Systems Division of KNP BT effective July 1, 1995.

         Gross profit as a percentage of net sales was 28.9% in 1996 compared to 27.6% in 1995, an increase of 1.3%. The increase was attributable primarily to improved margin management, higher margins on paper and related product sales of approximately 0.4%, and a lower LIFO charge associated with inventory cost decreases in the U.S. amounting to 0.3%.

         Selling and administrative expenses as a percentage of net sales were 24.5% in 1996 compared to 23.5% in 1995, an increase of 1.0%. The fluctuation was attributable primarily to the impact on costs due solely to lower U.S. selling prices on paper and related products of 0.4%, higher professional fees associated with the New York division investigation of 0.2%, higher facility costs associated with four new distribution centers of 0.2%, costs relating to the business process reengineering initiative of 0.1%, and declining sales associated with the existing operations in Germany against a relatively fixed expense base of 0.1%.

         Operating income increased to $38.2 million in 1996 from $28.7 million in 1995, an increase of $9.5 million or 33.1%. Operating income in the United States increased to $31.3 million in 1996 from $22.8 million in 1995, an increase of $8.5 million or 37.3%. Operating income in Europe increased to $6.9 million in 1996 from $5.9 million in 1995, an increase of $1.0 million or 16.9%.

         Operating income as a percentage of net sales was 2.7% in 1996 as compared to 2.5% in 1995. Operating income as a percentage of net sales in the United States was 2.9% in 1996 as compared to 2.7% in 1995. Higher product margins were substantially offset by the impact of lower U.S. paper prices, higher facility costs and professional fees. Operating income as a percentage of net sales in Europe was 2.1% in 1996 as compared to 2.0% in 1995. The slight increase was primarily due to new acquisitions offset by lower sales associated with the existing operations in Germany as a result of the soft market conditions against a relatively fixed expense base.

         Interest expense, including affiliated interest expense, decreased to $12.6 million in 1996 from $16.0 million in 1995. While the Company has continued to invest in new acquisitions and capital expenditures in 1995 and 1996, the average interest bearing debt levels are lower in 1996 as a result of proceeds received in mid-1995 from the Reorganization and the Offering. In addition, interest rates have decreased due to generally lower market rates and more favorable lending terms under the Antilliana Credit Agreement and the Bank Credit Agreement (each as defined below).

         Net income increased to $14.7 million in 1996 from $6.7 million in 1995. The increase in net income was due to increased operating income at existing operations, acquisitions, lower interest costs and a lower effective income tax rate. The effective income tax rate was 47.0% for 1996 as compared to 52.0% for 1995. This rate decrease is primarily due to the effects of non-deductible goodwill amortization and other permanent differences against a relatively higher pre-tax income base in 1996.

   Year Ended December 31, 1995 Compared with Year ended December 31, 1994

         Net sales increased to $1,132.4 million in 1995 from $789.5 million in 1994, an increase of $342.9 million or 43.4%.

         Net sales in the United States increased to $833.0 million from $589.8 million, an increase of $243.2 million or 41.2%. The Company's 1995 acquisitions and the incremental impact of its 1994 acquisitions accounted for $103.4 million of this increase. The balance of the increase of $139.8 million or 23.7% resulted from internal growth at existing operations. While no single factor contributed to a significant portion of the internal sales increase in 1995, the Company believes the principal factors included sales associated with "add-on" acquisitions at the Texas, St. Louis and New York divisions, increased sales to existing accounts, new accounts and price increases, particularly those associated with paper products.

         Net sales in Europe increased to $299.4 million from $199.7 million, an increase of $99.7 million or 49.9%. The increase was largely attributable to sales of $62.2 million from the consolidation of the results of operations of B+N following the Company's July 1994 acquisition of a controlling interest. Currency appreciation against the U.S. Dollar also accounted for a translated sales gain of $20.9 million. The balance of the increase in Europe of $16.6 million or 8.3% resulted from internal growth at existing operations. Effective July 1, 1995 the personal computer sales and service operation of B+N was transferred to the Information System Division of KNP BT at net book value. Removing the effects of this transferred operation, European sales would have increased by 53.0% over 1994, of which 13.8% would have been attributable to internal growth.

         Gross profit as a percentage of net sales was 27.6% in 1995, as compared to 29.4% in 1994, a decrease of 1.8%. The decrease was attributable to several factors including: the lower relative gross profit margins associated with the 1995 and 1994 acquisitions (accounting for a decrease of 0.3%); a higher LIFO charge associated with inventory cost increases in the U.S. (accounting for a decrease of 0.2%); and changes in customer and product mix; lower paper product gross margins due to the Company's inability to immediately adjust selling prices to fully reflect cost increases of these products; and competitive pricing pressure, none of which can be specifically quantified.

         Selling and administrative expenses increased to $266.2 million in 1995 from $197.1 million in 1994, an increase of $69.1 million. U.S. acquisitions accounted for $21.8 million of this increase and the B+N consolidation accounted for $16.6 million of this increase. The balance of the increase was attributable to existing operations. Selling and administrative expenses as a percentage of net sales were 23.5% in 1995, as compared to 25.0% in 1994, a decrease of 1.5%. This decrease was primarily attributable to lower relative expense levels in both the United States and Europe.

         Operating income increased to $28.7 million in 1995 from $20.8 million in 1994, an increase of 38.0%. Operating income in the U.S. increased to $22.8 million in 1995 from $18.5 million in 1994, an increase of $4.3 million. The increase was primarily attributable to improved operating performance at existing divisions.

         Operating income in Europe increased to $5.9 million in 1995 from $2.3 million in 1994, an increase of $3.6 million. The increase was attributable to the consolidation of the B+N operating results (accounting for $.8 million) with the balance due to improvements in operating performance at existing divisions.

         Third party interest expense decreased to $3.6 million in 1995 from $4.4 million in 1994, a decrease of $.8 million. This decrease was due primarily to a capital contribution by KNP BT to Copygraphic in the fourth quarter of 1994. Interest expense to affiliates decreased to $12.4 million in 1995 from $12.6 million in 1994, a decrease of $.2 million. The decrease in affiliated interest expense was attributable to the effects of the Reorganization, the Offering and the $200 million long term credit agreement with KNP BT Antilliana N.V. (the "Antilliana Credit Agreement") which has resulted in lower interest rates.

         Net income increased to $6.7 million in 1995 from a loss of $.2 million in 1994, an increase of $6.9 million. The increase was attributable to increased income at existing divisions, new acquisitions, lower interest costs as a result of the Reorganization, the Offering and the Antilliana Credit Agreement, and a lower effective income tax rate. The effective income tax rate was 52% in 1995 as compared to 104% in 1994. The reduction is primarily attributable to reduced state income taxes as a result of the merger of several U.S. operating subsidiaries on December 31, 1994 and to the reduced effects of non-deductible goodwill amortization as a result of higher pre-tax income.

Liquidity and Capital Resources

         Historically, the Company relied upon cash flow from operations, capital contributions from KNP BT, and cash from revolving credit facilities with KNP BT to fund working capital, capital expenditures and acquisitions. In July 1995, the Company completed the sale of 10 million shares of Common Stock in the Offering (see Note 1 to the consolidated financial statements). Of the Net Proceeds of $98.4 million, the Company used $65.8 million to repay, in full, non-interest bearing advances from affiliates of KNP BT made in 1994 and 1995 to finance acquisitions. The Company used the remaining Net Proceeds to reduce outstanding indebtedness under the interest bearing advances from affiliates of KNP BT made to the Company for working capital and other general corporate purposes. Upon the completion of the Offering, the Company also entered into the Antilliana Credit Agreement to provide funds for working capital and other general corporate purposes.

         On August 2, 1996, the Company entered into a $250 million syndicated bank Competitive Advance and Revolving Credit Facility Agreement (the "Bank Credit Agreement"). The Bank Credit Agreement was used to pay down existing debt owing to affiliates of the Company and is being used for working capital needs and general corporate purposes, including acquisitions. After entering into the Bank Credit Agreement, the Company reduced the commitments available under the Antilliana Credit Agreement, which will expire in July 1998, to $50 million.

         Cash provided by operating activities in the year ended December 31, 1996 was $48.5 million, which included $14.7 million of net income and $25.4 million of non-cash depreciation and amortization charges. Significant cash requirements for 1996 included $130.1 million related to acquisitions and $25.1 million for capital expenditures. These requirements were partially financed by $119.0 million of net borrowings under notes payable and long-term obligations. The Company repaid a significant portion of the borrowings under the Antilliana Credit Agreement with borrowings under the Bank Credit Agreement during the second half of 1996.

         Cash used for operating activities for the year ended December 31, 1995 was $.3 million. The Company generated cash flows of $6.7 million from net income and $19.8 million from non-cash depreciation and amortization charges. The cash flow was used to finance its net cash needs of $26.8 million for other operating activities. An increase in accounts receivable accounted for $32.7 million of these needs. The increase in accounts receivable was attributable to higher sales levels in the U.S. and Europe. Other significant cash requirements in 1995 included $161.4 million for the repayment of amounts due under the credit facility with KNP BT and its affiliates, $37.2 million related to acquisitions, $21.9 million for capital expenditures and $.7 million for the net repayment of notes payable and long-term obligations. Remaining cash for these activities and other uses of funds were provided by the $118.0 million Capital Contribution and the Net Proceeds of the Offering.

         Cash used in operating activities for the year ended December 31, 1994 was $4.4 million. The Company generated cash flows for $14.7 million from non-cash depreciation and amortization charges offset by a net loss of $.2 million. These cash flows were used to finance its net cash needs of $18.9 million for other operating assets and liabilities. Increases in inventories and accounts receivable accounted for $5.0 million and $14.5 million of these needs, respectively. The overall growth in inventories relative to the growth in net sales has slowed as evidenced by an increase of inventory turns from 8.1 turns in 1993 to 8.9 turns in 1994 (providing for the partial year impact on inventory for acquisitions during the periods). The increase in trade receivable was attributable to higher sales levels as days sales outstanding remained constant at 46 days. The changes from year to year in accounts receivable and inventories are also impacted by the timing of acquisitions and exchange rate fluctuations in translating foreign currency balances into U.S. Dollars. Other significant cash requirements in 1994 included $41.2 million related to several acquisitions, $12.9 million for capital expenditures principally for information systems hardware and software requirements and improvements to warehouse facilities, and $16.2 million for net repayments of notes payable and long-term obligations. KNP BT contributed $10.4 million of capital in the form of net capital contributions to existing companies of $9.7 million and allocated divisional expenses not reimbursed of $.7 million. Remaining cash for these activities, and other net uses, was provided by additional borrowings of $79.2 million under the revolving credit facility with KNP BT and its affiliates.

         In 1996, the Company had total capital expenditures of $25.1 million. The Company has budgeted aggregate capital expenditures of $31.4 million for the year ending December 31, 1997 excluding any expenditures relating to recent acquisitions. These budgeted expenditures primarily relate to investments in information technology systems, costs associated with its business process reengineering and improvements to existing distribution centers.

         The Company believes that internally generated funds and available borrowings under its credit agreements will be sufficient to meet its presently anticipated cash requirements for capital expenditures and working capital. However, since the Offering in July 1995, the Company has relied principally upon its debt facilities, the most significant of which is currently the $250 million Bank Credit Agreement, to finance acquisitions. Total borrowings under the Bank Credit Agreement at December 31, 1996 were $197.2 million. The most restrictive covenant in the Bank Credit Agreement currently limits, and may in the future limit, the Company's ability to fully utilize the available capacity remaining under the Bank Credit Agreement and other credit facilities of the Company. While the Company continues to seek acquisition candidates on a selective basis, it is expected that the level of acquisition activity in the first half of 1997 will be limited, as the focus will be on integrating the 1996 acquired companies. The Company anticipates significant future acquisition funding, to the extent required, will necessitate obtaining additional debt and/or equity capital resources. The Company is presently examining and evaluating several alternatives.

Effects of Fluctuations in Foreign Currency Exchange Rates

         Approximately 25% of the Company's operating revenues and operating expenses are generated from its European operations and are denominated in a variety of currencies other than United States dollars. Each of the Company's European operations conducts substantially all of its business in its local currency with minimal cross-border product movement. As a result, these operations are not subject to material operational risks associated with fluctuations in exchange rates. The Company's results of operations, however, are impacted by the translation rate of the European operations' currencies into United States dollars. Additionally, because the Company intends to expand the size and scope of its international operations, this exposure to fluctuations in exchange rates will be increased. Accordingly, no assurance can be given that the Company's results of operations will not be adversely affected by fluctuations in foreign currency exchange rates. Although the Company currently does not engage in any activities with respect to hedging its exposure to such fluctuations, it may consider engaging in such efforts in the future.

Inflation

         The Company does not believe that inflation has had a material impact on its business or results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Other

         The Financial Accounting Standards Board issued Statement No. 125, "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in SFAS 125. The Company has not yet determined the impact of SFAS 125 on the financial statements.

Forward Looking Statements

         Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the successful completion and integration of acquisitions; and competitive and general economic conditions.

Item 8.  Financial Statements and Supplementary Data

         See Item 14 below for a listing of financial statements and the financial statement schedule included therein.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1997 under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.


Item 11.  Executive Compensation

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1997 under the caption "Executive Compensation" is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1997 under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

         The information in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 1997 under the caption "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statements, Financial Statement Schedule, and Reports on Form 8-K


(a) The following financial statements and financial statement schedule of the Company are included in this Report:

Financial Statements:

         Reports of Independent Accountants
         Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended December 31,
              1996, 1995 and 1994
         Consolidated Statements of Stockholders' Equity for the years ended
              December 31, 1996, 1995 and 1994
         Consolidated  Statements of Cash Flows for the years ended December 31,
              1996, 1995 and 1994 Notes to Consolidated Financial Statements


Schedule:

         Schedule II - Valuation and Qualifying Accounts


Exhibits:



   Exhibit
   Number       Description
   -------      ----------------------------------------------------------------
       2.1      Exchange Agreement  (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

       3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Amendment No. 2 to the Company's Registration Statement on Form S-1, dated July 7, 1995, Registration No. 33-12124).

       3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 filed with Amendment No. 2 to the Company's Registration Statement on Form S- 1, dated July 7,
                1995,   Registration  No.  33-12124).

      10.1      Antilliana  Credit  Agreement   (incorporated  by  reference  to
                Exhibit 10.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

      10.2      Registration  Rights  Agreement  among  NV  Koninklijke  KNP BT,
                Buhrmann-Tetterode International B.V. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

      10.3 Tax Matters Agreement (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

     *10.4      Amendment  No. 1 to Tax  Matters  Agreement  dated as of June 7,
                1996.

      10.5 License Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

      10.6 Intercompany Services Agreement between NV Koninklijke KNP BT and the Company (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

      10.7      Agreement  for Credit  Support  (incorporated  by  reference  to
                Exhibit 10.6 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

      10.8 Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.7 filed with Amendment No. 2 to the Company's Registration Statement on Form S-1, dated July 7, 1995, Registration No. 33-12124).

    + 10.9 Supplemental Executive Retirement Plan, as amended by the First Amendment thereto (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   +*10.10      Second Amendment to Supplemental Executive Retirement Plan.

   + 10.11      1995 Stock  Option Plan  (incorporated  by  reference to Exhibit
                10.9 filed with Amendment No. 1 to the Company's Registration Statement on Form S-1, dated June 22, 1995, Registration No. 33-12124).

     10.12 Promissory Note evidencing mortgage (incorporated by reference to Exhibit 10.10 filed with Amendment No. 2 to the Company's
                Registration Statement on Form S-1, dated July 7, 1995, Registration No. 33-12124).

     10.13 Mortgage and Note Amendment Agreement (incorporated by reference to Exhibit 10.11 filed with Amendment No. 2 to the Company's
                Registration Statement on Form S-1, dated July 7, 1995, Registration No. 33-12124).

   + 10.14 Employment Agreement of Rudolf A.J. Huyzer (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   + 10.15      Employment  Agreement  of John  J.  McKiernan  (incorporated  by reference to Exhibit  10.13 to the  Company's  Annual  Report on
                Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   + 10.16      Employment  Agreement  of  Richard  C.  Dubin  (incorporated  by reference to Exhibit  10.15 to the  Company's  Annual  Report on
                Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   + 10.17 Employment Agreement of David Kirshner (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   + 10.18 Employment Agreement of Michael J. Miller (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   + 10.19 Assignment and Modification Agreement, dated June 26, 1996, among BT Office Products International, Inc., KNP BT Antilliana N.V. and KNP BT Finance (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1996, Commission file no. 1-13858).

     10.20 Competitive Advance and Revolving Credit Facility Agreement, dated as of August 2, 1996 among BT Office Products International, Inc., the subsidiaries, guarantors and lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and ABN AMRO Bank N.V., as Documentation Agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1996, Commission file no. 1-13858).

    *10.21 Amendment No. 1 dated as of December 20, 1996 to the Competitive Advance and Revolving Credit Facility Agreement.

    *10.22 Cash Management Agreement dated June 24, 1996 among the Company, Astro- Valcour, Inc., Sengewald USA, Inc., KNP BT Antilliana N.V. and KNP BT Finance (USA), Inc.

     *21.1      Subsidiaries of the Company.

     *23.1      Consent of Coopers & Lybrand L.L.P.

     *23.2      Consent of Ernst & Young LLP.

     *27.1      Financial Data Schedule.


-------------------------
* Filed herewith

+ Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K:

         On October 17, 1996, the Company filed a Current Report on Form 8-K reporting the acquisition of Bax in Germany.

         On December 9, 1996, the Company filed a Current Report on Form 8-K/A-1 to amend its Current Report on Form 8-K dated October 17, 1996 reporting the acquisition of Bax in Germany in order to indicate that due to certain amendments  to  Regulation  S-X,  the  Company  was no longer  required  to file financial statements of such acquired company and pro forma financial information showing the effects of such acquisition pursuant to Item 7 of Form 8-K.

         On December 31, 1996, the Company filed a Current Report on Form 8-K reporting the acquisition of Bjorsell in Sweden.

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BT OFFICE PRODUCTS INTERNATIONAL, INC.



Date:  March 26, 1997                By     /s/ Rudolf A.J. Huyzer
                                         -------------------------
                                         Rudolf A.J. Huyzer
                                         President and Chief Executive Officer


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                Title                       Date


  /s/ Frank J. de Wit        Chairman of the Board
--------------------------   of Directors                     March 26, 1997
(Frank J. de Wit)


  /s/ Rudolf A.J. Huyzer     President, Chief Executive
--------------------------   Officer and Director             March 26, 1997
(Rudolf A.J. Huyzer)


                             Vice President-Finance and
  /s/ John J. McKiernan      Administration, Chief
--------------------------   Financial Officer and Secretary  March 26, 1997
(John J. McKiernan)



  /s/ Francis J. Leonard     Controller and Chief Accounting
--------------------------   Officer                          March 26, 1997
(Francis J. Leonard)



  /s/ Rob W.J.M. Bonnier                Director              March 26, 1997
--------------------------
(Rob W.J.M. Bonnier)



  /s/ Frans H.J. Koffrie                Director              March 26, 1997
--------------------------
(Frans H.J. Koffrie)

  /s/ Lorrence T. Kellar                Director              March 26, 1997
--------------------------
(Lorrence T. Kellar)



  /s/ Philip E. Beekman                 Director              March 26, 1997
--------------------------
(Philip E. Beekman)

                        Consolidated Financial Statements

                     BT Office Products International, Inc.




                                    Contents



Reports of Independent Accountants                                       38

Financial Statements                                                     40

Consolidated Balance Sheets as of December 31, 1996 and 1995             40

Consolidated Statements of Operations for the years ended                42
  December 31, 1996, 1995, and 1994

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995, and 1994                          43

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995, and 1994                                      44

Notes to Consolidated Financial Statements                               45

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
BT Office Products International, Inc.

    We have audited the accompanying consolidated balance sheet of BT Office Products International, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996. Our audit also included the financial statement schedule listed in the Index at Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BT Office Products International, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
Chicago, Illinois
February 5, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Shareholders
BT Office Products International, Inc.

    We have audited the accompanying consolidated balance sheet of BT Office Products International, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BT Office Products International, Inc. and subsidiaries as of December 31, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information required to be included therein.


/s/ Ernst & Young LLP
Chicago, Illinois
April 5, 1996

                           Consolidated Balance Sheets

                     BT Office Products International, Inc.


                                                                                                   December 31
                                                                                ------------------------------------------
(In thousands, except share and per share amounts)                                        1996                    1995
--------------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
  Cash and cash equivalents                                                          $  20,163               $   7,568
  Accounts receivable, less allowances of $4,915 in 1996 and
     $4,222 in 1995                                                                    203,629                 160,747
  Other receivables                                                                     22,197                  20,243
  Due from affiliates                                                                      475                   2,791
  Inventories                                                                          119,370                  86,639
  Deferred income taxes                                                                  1,761                   1,900
  Investment in sales-type leases                                                       10,573                   4,708
  Prepaid expenses and other current assets                                             13,838                  11,089
                                                                                     ---------               ---------

Total current assets                                                                   392,006                 295,685

Deferred income taxes                                                                    5,688                   3,628
Investment in sales-type leases                                                         17,119                   5,306
Other assets                                                                             6,238                   5,574

Property, plant and equipment:
  Land                                                                                   1,236                   1,594
  Buildings                                                                             31,755                  25,571
  Machinery and equipment                                                               96,907                  79,509
                                                                                     ---------               ---------
                                                                                       129,898                 106,674
Accumulated depreciation and amortization                                               51,483                  42,033
                                                                                     ---------               ---------

Net property, plant and equipment                                                       78,415                  64,641

Costs in excess of net assets of businesses acquired, net of accumulated amortization of $16,621 in 1996 and $12,003 in
  1995                                                                                 231,222                 134,507
Other intangible assets, net of accumulated amortization of $27,213
  in 1996 and $22,002 in 1995                                                           12,131                  15,306
                                                                                     ---------               ---------

Total Assets                                                                          $742,819                $524,647
                                                                                      ========                ========

The accompanying notes are an integral part of the consolidated financial statements

                           Consolidated Balance Sheets

                     BT Office Products International, Inc.

                                                                                                   December 31
                                                                                ------------------------------------------
(In thousands, except share and per share amounts)                                         1996                   1995
--------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity

Current liabilities:
  Notes payable                                                                      $  41,207               $  20,176
  Current portion of long-term obligations                                               6,727                   5,443
  Accounts payable                                                                     123,306                  79,130
  Due to affiliates                                                                      1,504                   2,102
  Accrued compensation and benefits                                                     21,977                  15,834
  Accrued sales tax                                                                      8,778                   7,551
  Accrued expenses                                                                      29,434                  20,457
  Income taxes payable                                                                   2,363                      --
  Deferred income tax                                                                    2,765                   1,029
                                                                                     ---------               ---------

Total current liabilities                                                              238,061                 151,722

Long-term obligation with affiliates                                                     4,247                  83,148
Long-term obligations, less current portion                                            215,455                  16,403
Accrued pension and postretirement costs                                                 9,252                   7,147
Deferred income taxes                                                                    1,930                      91
Accrued expenses                                                                         5,222                   5,901
                                                                                     ---------               ---------

                                                                                       236,106                 112,690
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value of $.01 per share; authorized
     shares,10,000,000; none outstanding                                                    --                      --
  Common stock, par value $.01 per share; authorized shares,
     90,000,000; issued shares, 33,471,000 at December 31, 1996
     and 33,400,000 at December 31, 1995                                                   335                     334
  Additional paid-in capital                                                           270,132                 273,477
  Retained earnings (deficit)                                                             (118)                (14,819)
  Cumulative translation adjustments                                                    (1,697)                  1,243
                                                                                     ---------               ---------
Total stockholders' equity                                                             268,652                 260,235
                                                                                     ---------               ---------

Total Liabilities and Stockholders' Equity                                            $742,819                $524,647
                                                                                      ========                ========

The accompanying notes are an integral part of the consolidated financial statements

                      Consolidated Statements of Operations

                     BT Office Products International, Inc.



                                                                            Year ended December 31
                                                   -------------------------------------------------------------------------
(In thousands, except per share amounts)                     1996                   1995                       1994
----------------------------------------------------------------------------------------------------------------------------
Sales:
  Net sales-products                                         $1,412,333             $1,132,127                 $ 789,383
  License fee revenues                                              181                    243                       158
                                                             ----------             ----------                 ---------
                                                              1,412,514              1,132,370                   789,541
Costs and expenses:
  Costs of products sold, including inventory
     purchased from affiliates of $8,606,
     $8,567 and $3,895                                        1,004,713                819,078                   557,737
  Selling and administrative expenses,
     including management fees and shared
     expenses paid to  affiliates of $2,035,
     $3,959 and $5,797                                          345,879                266,163                   197,088
  Depreciation and amortization                                  13,693                 10,339                     7,796
  Amortization of intangibles                                    10,046                  8,117                     6,111
                                                             ----------             ----------                 ---------
                                                              1,374,331              1,103,697                   768,732
                                                             ----------             ----------                 ---------
Operating income                                                 38,183                 28,673                    20,809

Other income (expense):
  Interest income and other                                       2,091                  1,287                       629
  Equity in loss of affiliated company                               --                     --                      (112)
  Interest expense                                               (7,401)                (3,561)                   (4,389)
  Interest expense to affiliates                                 (5,172)               (12,372)                  (12,641)
                                                             ----------             ----------                 ---------
                                                                (10,482)               (14,646)                  (16,513)
                                                             ----------             ----------                 ---------
Income before income taxes                                       27,701                 14,027                     4,296
Income tax expense                                               13,000                  7,337                     4,455
                                                             ----------             ----------                 ---------
Net income (loss)                                           $    14,701            $     6,690                $     (159)
                                                            ===========            ===========                ==========

Net income (loss) per share                                 $       .44            $       .24                $    (.01)
                                                            ===========            ===========                =========
Weighted-average number of common and
  common equivalent shares                                       33,687                 27,975                    23,400
                                                            ===========            ===========                ==========


The accompanying notes are an integral part of the consolidated financial statements

                 Consolidated Statements of Stockholders' Equity

                     BT Office Products International, Inc.


                                                          Additional          Retained         Cumulative             Total
                                         Common             Paid-in           Earnings         Translation         Stockholders'
(In thousands)                            Stock             Capital           (Deficit)        Adjustments            Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993              $     234         $  33,195         $ (21,350)        $  (4,372)             $7,707

  Net loss                                       --                --              (159)               --                (159)
  Offering costs incurred                        --            (4,219)               --                --              (4,219)
  Net capital and intercompany
     transactions-unrelated
     businesses                                  --              (527)               --                --                (527)
  Net capital and intercompany
     transactions-related
     businesses                                  --            15,644                --                --              15,644
  Currency translation
     adjustments                                 --                --                --             3,487               3,487
                                          ---------         ---------         ----------         ---------           --------
Balance at December 31, 1994                    234            44,093           (21,509)             (885)             21,933

  Net income                                     --                --             6,690                --               6,690
  Issuance of common stock,
     net                                        100           102,607                --                --             102,707
  Capital contribution                           --           118,000                --                --             118,000
  Net capital and intercompany
     transactions-unrelated
     businesses                                  --             4,927                --                --               4,927
  Net capital and intercompany
     transactions-related
     businesses                                  --             3,850                --                --               3,850
  Corporate reorganization:
     Historical paid-in capital                  --           (33,281)               --                --             (33,281)
     Transfer of unrelated
        businesses                               --            59,990                --                --              59,990
     Contribution of related
        businesses                               --           (79,579)               --                --             (79,579)
     Recapitalization                            --            52,870                --                --              52,870
  Currency translation
     adjustments                                 --                --                --             2,128               2,128
                                          ---------         ---------         ----------         ---------           --------
Balance at December 31, 1995                    334           273,477           (14,819)            1,243             260,235

  Net income                                     --                --            14,701                --              14,701
  Stock options exercised                         1               867                --                --                 868
  Acquisition of Bax-a related
     entity                                      --            (3,630)               --                --              (3,630)
  Other                                          --              (582)               --                --                (582)
  Currency translation
     adjustments                                 --                --                --            (2,940)             (2,940)
                                          ---------         ---------         ----------         ---------           --------
Balance at December 31, 1996              $     335         $ 270,132         $    (118)         $ (1,697)           $268,652
                                          =========         =========         =========          ========            ========


The accompanying notes are an integral part of the consolidated financial statements

                                      -43-

                                       Consolidated Statements of Cash Flows

                                      BT Office Products International, Inc.
                                                                                       Year Ended December 31
                                                                       -----------------------------------------------------
(In thousands)                                                              1996                1995                1994
----------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                      $  14,701           $   6,690              $ (159)
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
  Depreciation and amortization                                           15,351              11,663               8,635
  Amortization of intangibles                                             10,046               8,117               6,111
  Provision for doubtful accounts                                          2,107               1,369               1,826
  (Gain) loss on sale of property, plant and equipment, net                   70                 (77)                394
  Deferred income taxes                                                    1,477               2,323                 (19)
  Equity in earnings of affiliated company                                    --                  --                 112
Changes  in  operating  assets  and  liabilities,  net of
  effects  of  business acquisitions:
  Accounts receivable                                                     (6,312)            (32,681)            (14,478)
  Inventories                                                             (8,334)             (8,605)             (5,006)
  Other current assets                                                    (3,800)              1,021                 (61)
  Accounts payable and accrued expenses                                   20,623              10,793               3,468
  Due to/from affiliates, net                                              1,564              (1,685)             (1,791)
  Income taxes payable (refundable)                                        1,020                 728              (3,385)
                                                                       ---------           ---------           ---------
Net cash provided by (used for) operating activities                      48,513                (344)             (4,353)

Investing activities
Purchases of property, plant and equipment                               (25,090)            (21,886)            (12,851)
Acquisitions of businesses, less cash acquired                          (130,135)            (37,248)            (41,239)
Proceeds from disposal of property, plant and equipment                    1,795                 881                  26
Other assets and liabilities                                              (1,581)             (6,064)             (6,912)
                                                                       ---------           ---------           ---------
Net cash used for investing activities                                  (155,011)            (64,317)            (60,976)

Financing Activities
Proceeds from issuance of notes payable                                   15,571               9,562               2,723
Repayments of notes payable                                              (13,261)            (11,071)            (13,138)
Proceeds from issuance of long-term obligations                          220,135               6,100               1,885
Repayments of long-term obligations                                      (25,250)             (5,337)             (7,715)
Net borrowings (repayments) on obligations with                          (78,228)           (161,420)             79,237
  affiliates
Proceeds from stock options exercised including                              868                  --                  --
  related tax benefits
Net transactions of unrelated businesses transferred                          --               4,927                (527)
Net transactions of related businesses contributed                          (476)              3,850              10,447
Capital contribution by KNP BT                                                --             118,000                  --
Issuance of common stock, net                                               (106)            102,707              (4,219)
                                                                        --------          ----------           ---------
Net cash provided by financing activities                                119,253              67,318              68,693
Effect of exchange rate changes on cash and cash equivalents                (160)                (84)                 (4)
                                                                       ---------           ---------           ---------
Net increase in cash and cash equivalents                                 12,595               2,573               3,360
Cash and cash equivalents at beginning of year                             7,568               4,995               1,635
                                                                       ---------           ---------           ---------
Cash and cash equivalents at end of year                               $  20,163           $   7,568           $   4,995
                                                                       =========           =========           =========

  The accompanying notes are an integral part of the consolidated financial statements

                                      -44-

                   Notes to Consolidated Financial Statements

                     BT Office Products International, Inc.


1.  Formation and Basis of Presentation

         BT Office Products International, Inc. was organized in 1984 as BT USA, Inc., a subsidiary of Buhrmann-Tetterode NV, the predecessor of KNP BT, a Netherlands-based diversified distribution and manufacturing company.

         On June 30, 1995, KNP BT and BT Office Products International, Inc. effected a series of transactions described below (collectively, the "Corporate Reorganization") in order to reorganize the legal ownership of various of their businesses and to recapitalize the ongoing office products distribution business which now constitutes the "Company." Prior to the Corporate Reorganization, BT Office Products International, Inc. was a holding company (the "Holding Company"), which operated KNP BT's U.S. office products distribution business (through its ownership of its U.S. office products companies) as well as certain other businesses which are unrelated to the U.S. office products distribution business.

         The Corporate Reorganization included, among other things: (1) KNP BT's contribution of the net assets of its European office products businesses and one U.S. business to the Company, (2) the transfer of the Holding Company's unrelated businesses to KNP BT, (3) a capital contribution of $118.0 million in the form of an exchange of indebtedness of the Holding Company under interest bearing advances by KNP BT for shares of common stock, (4) a stock split which resulted in 23,400,000 shares issued and outstanding, and (5) the execution of various agreements related to income tax matters, financing arrangements, and shared services.

         In July 1995, the Company completed the sale of 10,000,000 shares of common stock at a price of $11.50 per share in an initial public offering (the "Offering"). After the Offering, KNP BT beneficially owns approximately 70% of the Company's outstanding common stock. The net proceeds received from the Offering, after underwriting commissions and costs related to the Offering and the Corporate Reorganization ("Net Proceeds"), were $98.4 million. Of the Net Proceeds, the Company used $65.8 million to repay in full non-interest bearing advances from affiliates made in 1995 and 1994 to finance several acquisitions. The Company used the remaining Net Proceeds to reduce outstanding indebtedness under the interest bearing advances from affiliates made to the Company for working capital and other general corporate purposes.

         Upon completion of the Offering, the Company entered into a $200 million long-term credit agreement (the "Antilliana Credit Agreement") with KNP BT Antilliana N.V. ("Antilliana"), an affiliate of KNP BT. The commitments under the Antilliana Credit Agreement were reduced after the Company's execution of the $250 million long-term syndicated bank facility led by The Chase Manhattan Bank, as administrative agent.

         The pro forma unaudited results of operations for the year ended December 31, 1995, assuming the Capital Contribution and Net Proceeds of the Offering occurred as of January 1, 1995, were as follows:
                                                            Year ended
                                                           December 31
(In thousands, except per share amounts)                       1995
----------------------------------------------------------------------

Sales                                                      $1,132,370
Net income                                                     10,781
Net income per share                                              .32
Weighted-average number of common and
   common equivalent shares                                    33,427
----------------------------------------------------------------------

         The consolidated financial position and consolidated results of operations of the Company for all periods presented prior to the Corporate Reorganization include the results of the KNP BT office products businesses, in a manner similar to the pooling-of-interests method of accounting, using KNP
BT's historical basis of accounting and giving effect to the Corporate Reorganization. Corporate general and administrative expenses of KNP BT that could be specifically identified as relating to the Company have been reflected in the consolidated financial statements. Those remaining expenses which could not be specifically identified as relating to the Company have been allocated on a basis which, in the opinion of management, is a reasonable estimate of the level of expenses which would have been incurred had the Company been operating as a separate company.

2.  New York Division Irregularities--1995 and 1994

         In March 1996, the Company discovered certain accounting and financial reporting irregularities at its New York operating division. The irregularities involved misstatements in the reporting of gross profit margins and operating expenses principally in 1995 and 1994, as well as the concealment, in the accounting records, of theft of Company assets.

         Based on the results of its internal investigations, the Company determined the impact of the charges associated with these issues to be a reduction of operating income for 1995 by approximately $7.5 million and 1994 by approximately $2.9 million. The effect on results of operations for years prior to 1994 of $500 thousand was adjusted to retained earnings (deficit) at December 31, 1992. These adjustments were recorded in the previously issued 1995 consolidated financial statements.

         The Company also engaged legal counsel to investigate the irregularities and pursue recoveries, if any, from insurance carriers or others. This investigation uncovered no basis for any further adjustment to the prior years' financial statements.

         A class action suit was filed in April 1996 against the Company and other defendants requesting unspecified damages. While not admitting any wrongdoing and in order to avoid a prolonged discovery and legal process, the Company has elected to enter into a negotiated settlement with the attorneys representing the class. The proposed negotiated settlement and related anticipated recovery under insurance coverage have been reflected in the balance sheet.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

         The consolidated financial statements and related notes to consolidated financial statements include the accounts of the Company and its subsidiaries.

         All significant intercompany balances and transactions have been eliminated in consolidation. In addition, a 40%-owned foreign affiliate located in Germany, was accounted for by the equity method until July 1, 1994, when the remaining 60% was acquired by the Company.

Cash Equivalents

         Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Financial Instruments

         The carrying amount reported in the consolidated balance sheets for cash and cash equivalents and notes payable approximates fair value because of the short-term maturity of these financial instruments.

         The Company utilizes letters of credit and guarantees by KNP BT to back certain financing or leasing instruments. The letters of credit and guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The carrying amounts of letters of credit and guarantees were $15.0 million and $15.8 million at December 31, 1996 and 1995, respectively.

Concentration of Credit Risk

         The Company is in the business of distributing various office products, including furniture and office equipment, to businesses throughout the U.S. and Europe.

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Credit risk with respect to trade receivables is minimized because of a large customer base and its geographic dispersion. The Company maintains allowances for potential credit losses and historically credit losses have been within management's expectations.

Revenue Recognition

         Revenues are recorded at the time of shipment of products or performance of services. Revenues from service contracts are recognized as income over the term of the contract. The present value of payments under sales-type lease contracts is recorded as revenue and the book value of the equipment is charged to costs of products sold at the time of shipment. Future interest income is deferred and recognized over the related lease term.

Costs of Products Sold

         Vendor rebates are recognized on an accrual basis in the period earned and are recorded as a reduction to costs of products sold. Delivery and occupancy costs are included as an increase to costs of products sold.

Inventories

         Inventories consist primarily of products held for sale and are valued at the lower of cost or market using the last-in, first-out (LIFO) method for U.S. inventories and the first-in, first-out (FIFO) method for foreign inventories.

Property, Plant and Equipment

         Property, plant and equipment are stated at cost. Depreciation and amortization of plant and equipment, including the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets or the initial or remaining terms of the leases. Useful lives range from three to ten years for machinery and equipment and up to 30 years for buildings. Maintenance and repairs are expensed as incurred while expenditures which extend the useful life of plant and equipment are capitalized. As of December 31, 1996 and 1995, software development costs for major projects of $8.4 million and $4.9 million, respectively, were capitalized and are being amortized over the software's estimated useful life. Amortization of software development costs totaled $1.0 million and $583 thousand for the years ended December 31, 1996 and 1995, respectively.

Costs in Excess of Net Assets of Businesses Acquired

         Costs in excess of net assets of businesses acquired (goodwill) are being amortized on a straight-line basis over 40 years.

Other Intangible Assets

         Costs of customer lists, trademarks, and favorable lease rights arising from business combinations are being amortized using the straight-line method over periods which principally range from 4 to 10 years. Costs of covenants not-to-compete are amortized using the straight-line method over their contractual lives, which range from 1 to 5 years.

Impairment of Long-lived Assets

         In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the assets would be compared to the carrying amount of the assets to determine if a write-down to market value or discounted cash flow value is required.

Income Taxes

         The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. In addition, the amount of any future tax benefits are reduced by a valuation allowance to the extent such benefits are not expected to be realized on a more likely than not basis.

Stock Based Compensation

         Effective December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As provided by SFAS 123, the Company has elected to continue to account for its stock based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions required by SFAS 123 (see Note 11).

Per Share Data

         Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, adjusted for dilutive common share equivalents attributed to outstanding options to purchase common stock.

Translation of Foreign Currencies

         Balance sheet accounts of foreign operations are translated using the year-end exchange rate and income statement accounts are translated using the average exchange rate for the year. Translation adjustments are recorded as a separate component of stockholders' equity. The Company does not currently hedge foreign currency translation risk exposure.

Derivative Financial Instruments

         Forward exchange contracts are used to hedge certain net transaction exposures. The Company defers unrealized gains or losses until the completion of the contract. The Company's program to hedge net foreign currency transaction exposure has been limited to acquisition funding. The hedging activities seek to limit this risk by offsetting the gains and losses on the underlying exposures with losses and gains on the instruments utilized to create the hedge. At December 31, 1996, the Company had one outstanding contract totaling $22 million. The contract value approximated fair value at December 31, 1996.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

         Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 financial statement presentation.

4.  Business Acquisitions

         In December 1996, the Company acquired the Vinborgen I Boras AB group of companies ("Bjorsell"), an office products distributor in Sweden, in a purchase transaction for approximately $41.5 million in cash, subject to adjustment as provided in the purchase agreement. The transaction resulted in goodwill of $30.5 million.

         On December 31, 1996, the Company acquired Kuipers Centrum voor Kantoorefficiency B.V. ("Kuipers"), an office products distributor in The Netherlands, in a purchase transaction for approximately $22.0 million in cash, subject to adjustment as provided in the purchase agreement. The transaction resulted in goodwill of $18.1 million.

         In July 1996, the Company acquired the two businesses comprising the Keller & Roth Group, office products distributors in Germany, in a purchase transaction for approximately $11.5 million in cash and the issuance of $4.5 million of notes payable. The transaction resulted in goodwill of $12.4 million.

         In July 1996, the Company assumed control of bax Burosysteme Vertriebsgesellschaft mbH ("Bax"), an indirectly wholly-owned subsidiary of KNP BT. In October 1996, the Company completed the acquisition of Bax, an office equipment distributor in Germany, by acquiring the shares of Bax from KNP BT for approximately $9.8 million in cash. The excess purchase price over the net book value of $3.6 million was charged to additional paid-in capital.

         In addition, during the year ended December 31, 1996, the Company acquired four other significant office products businesses in the U.S. in purchase transactions for aggregate consideration of $26.7 million, which included $25.9 million of cash and the issuance of $0.8 million of notes payable. These transactions resulted in goodwill of $22.9 million.

         In the year ended December 31, 1995, the Company acquired five significant U.S. office products businesses in the U.S. in purchase transactions for aggregate consideration of $34.2 million, which included $34.0 million of cash and the issuance of $0.2 million of notes payable. These transactions resulted in goodwill of $19.4 million and other intangible assets of $2.3 million.

         In the year ended December 31, 1994, KNP BT acquired all of the remaining outstanding shares of an affiliated office products business in Germany and the Holding Company acquired six other office products businesses in the U.S., in purchase transactions for aggregate consideration of $50.2 million, which included $39.5 million of cash, the issuance of $5.5 million in notes payable, and $5.2 million (related to KNP BT's acquisition of the German affiliated company) was contributed to capital of the Company. These transactions resulted in goodwill of $50.8 million (including $8.7 million related to the initial investment in the affiliated company) and other intangible assets of $5.7 million.

         The pro forma unaudited results of operations for the years ended December 31, 1996 and 1995, assuming the 1996 and 1995 acquisitions described above had been consummated as of January 1, 1995, were as follows:

                                                    Year ended December 31
                                               --------------------------------
                                                     1996                  1995
(In thousands, except per share amounts)        Unaudited             Unaudited
-------------------------------------------------------------------------------

Sales                                          $1,580,657            $1,439,028
Net income                                         15,818                 8,193
Net income per share                                  .47                   .29
Weighted-average number of common and
   common equivalent shares                        33,687                27,975
-------------------------------------------------------------------------------

         The Company also acquired several other smaller office product businesses in 1996 and 1995 for a total purchase price of $23.8 million and $1.2 million, respectively. These acquisitions did not have a significant impact on the consolidated financial statements for the years ended December 31, 1996 and 1995.

5.  Inventories

         Current cost exceeded the LIFO value of inventories by approximately $5.3 million and $6.5 million at December 31, 1996 and 1995, respectively. LIFO inventories represented approximately 60% and 66% of total inventories at December 31, 1996 and 1995, respectively.

6.  Investment in Sales-type Leases

         The components of the net investment in sales-type leases were as follows:

                                                      December 31
                                           ----------------------------------
(In thousands)                                 1996                    1995
-----------------------------------------------------------------------------

Lease contracts receivable                   $ 33,147                $ 11,259
Less: Unearned income                          (5,455)                 (1,245)
                                             --------                --------
Net investment in sales-type leases            27,692                  10,014
Less:  Current portion                        (10,573)                 (4,708)
                                             --------                --------
                                             $ 17,119                 $ 5,306
                                             ========                 =======
-----------------------------------------------------------------------------

         Minimum future lease payments to be received for the succeeding five years on sales-type leases are as follows: $12.7 million in 1997, $9.4 million in 1998, $6.5 million in 1999, $3.5 million in 2000, and $1.1 million in 2001.

7.  Notes Payable

         Notes payable consisted of the following:

                                                               December 31
                                                          ----------------------
(In thousands)                                             1996           1995
--------------------------------------------------------------------------------

Acquisition notes payable to sellers                      $10,976       $  4,136
Borrowings under line-of-credit agreements, a portion
  of which are guaranteed by KNP BT                        30,231         16,040
                                                          -------         ------
                                                          $41,207        $20,176
                                                          =======        =======
--------------------------------------------------------------------------------

         Unused lines of credit with non-affiliates amounted to $25.3 million at December 31, 1996.

         The weighted average interest rates for short-term obligations for the years ended December 31, 1996 and 1995 were 6.4% and 8.4%, respectively.

8.  Long-term Obligations

         Long-term obligations consisted of the following:

                                                                                                 December 31
                                                                                    --------------------------------------
(In thousands)                                                                             1996               1995
--------------------------------------------------------------------------------------------------------------------------
Debt:
  Borrowing under Bank Credit Agreement, due in August 2001 with a
     weighted average interest rate of 5.9% at December 31, 1996                           $197,159          $      --
  Borrowing under Antilliana Credit Agreement, due in June 1998 with a weighted average interest rate of 4.3% and 6.5% at December 31, 1996
     and 1995, respectively                                                                   4,247             83,148
  Acquisition notes payable, due October 1, 1996 and September 1, 2000
     with interest payable at the U.S. prime rate and 6.1%, respectively                      1,100              2,000
  Real estate mortgage note, payable in monthly installments of $8 including interest, collateralized by the land and building, due November 1, 2006
     with interest payable at 9.375%                                                            646              1,468
  Unsecured note, payable in monthly installments of $20, due February 28,
     2002 with interest payable at 8.5%                                                       1,223              1,597
  Collateralized notes, due in quarterly installments of $205 plus interest, collateralized by certain assets, due March 31, 2003 with interest rates
     ranging from 6.0% to 6.9%                                                                3,743                 --
  Other                                                                                         415                153
                                                                                           --------           --------
                                                                                            208,533             88,366
Capitalized leases:
  Building, due July 1, 2022 with an interest rate of 10.8%                                   5,690              6,247
  Building, due December 1, 2009 with an interest rate of 13.7%                               2,036              2,068
  Vehicles, due April 22, 1998 through November 20, 1999 with interest
     rates ranging from 9.5% to 17.0%                                                           150                615
  Office equipment, due January 1996 through December 2001 with interest
     rates ranging from 6.0% to 10.25%                                                        9,751              6,851
  Other                                                                                         269                847
                                                                                           --------           --------
                                                                                             17,896             16,628
                                                                                           --------           --------
                                                                                            226,429            104,994
Less: Current portion                                                                         6,727              5,443
                                                                                           --------           --------
                                                                                           $219,702           $ 99,551
                                                                                           ========           ========
---------------------------------------------------------------------------------------------------------------------------

         On August 2, 1996, the Company entered into a $250 million syndicated bank Competitive Advance and Revolving Credit Facility Agreement (the "Bank Credit Agreement"). The Bank Credit Agreement was used to pay down existing debt owed to affiliates of the Company and is being used for working capital needs and general corporate purposes, including acquisitions.

         The Bank Credit Agreement provides for a five-year, unsecured, non-amortizing, multi-currency, revolving credit facility. Under the multi-currency arrangement, term loans in U.S. Dollars, German Marks, British Pounds, Swedish Kronor and Netherlands Guilders (other currencies are also available) bear interest based on a leverage ratio ranging from .35% to .55% over the applicable interbank rate as determined therein. The facility also provides for revolving loans in U.S. Dollars at the prevailing prime rate. There is a facility fee ranging from .125% to .225% on the unused portion of the Bank Credit Agreement based on the leverage ratio.

         The Bank Credit Agreement, as modified in December 1996, contains various loan covenants calculated quarterly including a maximum leverage ratio based on total debt to pro forma EBITDA (3.75 to 1 at December 31, 1996 and March 31, 1997, and reducing to 3.25 to 1 in subsequent quarters), a minimum EBITDA less capital expenditures to interest ratio, and a minimum net worth requirement. In addition, under a change of control clause, an event of default would occur if any person or group, other than KNP BT or its affiliates, shall own more than 50% of the voting shares of the Company.

         Upon entering the Bank Credit Agreement, the Company reduced the commitments available under the Antilliana Credit Agreement to $50 million, which expires in July 1998. Subsequently, $15 million of the $50 million of available borrowings under the Antilliana Credit Agreement was assigned to KNP BT Finance (USA), Inc., a subsidiary of KNP BT, to be used under a Cash Management Agreement for the Company' s U.S. operations. The $35 million of commitments remaining available under the Antilliana Credit Agreement are used to finance the Company's European operations. Revolving loans and term loans are available in German Marks, British Pounds and Netherlands Guilders. Revolving loans bear interest at 1% over the applicable interbank rate as determined therein. Term loans bear interest at .75% over the applicable interbank rate as determined therein. Short-term loans under the Cash Management Agreement bear interest at the U.S. prime rate and investments earn interest 2% below the U.S. prime rate. At December 31, 1996, the investment balance of $7.2 million has been reflected in cash and cash equivalents. The Cash Management Agreement shall terminate at the end of the third month following written notice by either party or KNP BT or its affiliates owning less than 50% of the voting shares of the Company.

         The Antilliana Credit Agreement contains certain events of default the most significant of which includes KNP BT's failure to own, beneficially and of record, more than 50% of the issued and outstanding share capital of the Company. There is a commitment fee of .35% on the unused portion of the Antilliana Credit Agreement.

         Maturities of long-term obligations, other than obligations under capital lease agreements, for the five years succeeding December 31, 1996, are $1.3 million in 1997, $5.5 million in 1998, $1.2 million in 1999, $2.2 million in 2000, $197.7 million in 2001, and $653 thousand thereafter.

         The fair value of the Company's long-term debt approximates the carrying amount based on the present value of cash flows discounted at the current rates offered to the Company on similar debt instruments.

         Interest payments on short-term and long-term obligations were $12.4 million, $15.6 million, and $16.4 million for the years ended December 31, 1996, 1995, and 1994, respectively.

         Noncash investing and financing activities included capital lease obligations incurred of $196 thousand and $581 thousand in 1995 and 1994, respectively.

9.  Income Taxes

         Federal, foreign, and state income tax expense (benefit) consisted of the following:

                                                                        Year ended December 31
                                                            ------------------------------------------------
(In thousands)                                               1996               1995              1994
------------------------------------------------------------------------------------------------------------
Current:
  Federal                                                     $7,663             $2,374            $2,790
  State                                                        1,895                858             2,075
  Foreign                                                      1,965              1,782              (391)
                                                             -------             ------            ------
                                                              11,523              5,014             4,474
Deferred:
  Federal                                                        578              1,291              (136)
  State                                                          215                477               (50)
  Foreign                                                        684                555               167
                                                             -------             ------            ------
                                                               1,477              2,323               (19)
                                                             -------             ------            ------
                                                             $13,000             $7,337            $4,455
                                                             =======             ======            ======
------------------------------------------------------------------------------------------------------------

         Reconciliations between the U.S. federal statutory income tax rate of 35% and the consolidated effective income tax rates of 47%, 52%, and 104% for the years ended December 31 1996, 1995, and 1994, respectively, are as follows:

                                                                          Year ended December 31
                                                              ----------------------------------------------
(In thousands)                                                  1996              1995              1994
------------------------------------------------------------------------------------------------------------
Tax at U.S. federal income tax rate                            $ 9,695           $ 4,909            $ 1,504
State income taxes, net of U.S. federal tax benefit              1,372               868              1,317
Goodwill amortization                                            1,234               932                557
Reduced foreign tax benefits due to loss
  carryforwards and rate differentials                             286               926                318
All other items                                                    413              (298)               759
                                                               -------           -------            -------
Tax provision                                                  $13,000           $ 7,337            $ 4,455
                                                               =======           =======            =======
------------------------------------------------------------------------------------------------------------

         Domestic and foreign income (loss) before income taxes consisted of the following:

                                                                         Year ended December 31
                                                               ---------------------------------------------
(In thousands)                                                 1996              1995              1994
------------------------------------------------------------------------------------------------------------
Domestic                                                       $22,029           $10,558           $ 5,845
Foreign                                                          5,672             3,469            (1,549)
                                                               -------           -------           -------
                                                               $27,701           $14,027           $ 4,296
                                                               =======           =======           =======
------------------------------------------------------------------------------------------------------------

         Significant components of the Company's deferred tax liabilities and assets were as follows:

                                                                                 December 31
                                                               -----------------------------------------------
(In thousands)                                                           1996                   1995
--------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation                                                             $ 3,456               $  2,574
  Capital leases                                                             5,578                  1,819
  Inventories                                                                  429                    238
  Other trade receivables                                                      979                    924
  Other                                                                      1,782                    901
                                                                           -------               --------
Total deferred tax liabilities                                              12,224                  6,456
Deferred tax assets:
  Deferred compensation and postretirement costs                             2,026                  1,674
  Allowance for doubtful accounts                                              728                  1,149
  Amortization                                                               1,067                  2,275
  Deferred expenses                                                          1,490                  1,468
  Acquisition integration reserves                                           1,089                    533
  Foreign net operating loss carryforwards                                  48,770                  5,250
  Alternative minimum tax credit carryforward                                  969                    664
  Other                                                                        133                    817
                                                                           -------               --------
Total deferred tax assets                                                   56,272                 13,830
Valuation allowance for deferred tax assets                                (41,294)                (2,966)
                                                                           -------                -------
Total deferred tax assets net of valuation allowance                        14,978                 10,864
                                                                           -------                -------
Net deferred tax assets                                                    $ 2,754               $  4,408
                                                                           =======               ========
--------------------------------------------------------------------------------------------------------------

         The Company had foreign net operating loss (NOL) carryovers of approximately $94.0 million at December 31, 1996, which have an unlimited carryover. The significant increase during 1996 in the deferred tax asset for foreign NOL carryovers relates primarily to the current year acquisition of Bax, which had $75.2 million of NOL carryovers available in Germany at December 31, 1996. A valuation allowance has been recorded against the deferred tax assets relating to Bax and United Kingdom foreign tax net operating losses of $37.3 million and $4.0 million, respectively, as a result of the uncertainty of the ultimate utilization.

         The Company's policy is to permanently reinvest earnings of its foreign subsidiaries. As of December 31, 1996, the Company had approximately $6.8 million of undistributed earnings relating to its operations in Europe. It is impracticable to determine the amount of income taxes that would be payable upon remittance of assets that represent those earnings.

         The Internal Revenue Service (the "IRS") has concluded its examination of the 1991 to 1993 consolidated federal income tax returns of the Company as it existed (including the non-related businesses described in Note 1) prior to the Reorganization and has entered into a settlement with the Company on all proposed adjustments, except for the following. On January 10, 1997, the IRS issued the Company a formal notice of proposed adjustment that asserts approximately $1.9 million in tax deficiencies, plus interest, relating to the disallowance of certain interest paid in 1992 and 1993 to Antilliana. Management intends to vigorously contest this assessment and does not believe that the ultimate resolution of the issue will have a material adverse effect on the financial condition or results of operations of the Company.

         The IRS has also commenced its examination of the Company's 1994 and 1995 consolidated federal income tax returns. Management believes that it has made adequate provision for taxes that may become payable with respect to all open tax years.

         In addition, KNP BT has agreed to make additional capital contributions to the Company in the event that tax adjustments, applicable to operations of the Company prior to the date of the Corporate Reorganization, exceed recorded income tax accruals at the time of the Reorganization.

         Total  income  tax  payments  (receipts)  were  $8.3  million,   $(906)
thousand, and $10.5 million in 1996, 1995, and 1994, respectively.

10.  Benefit Plans

         The Company's United Kingdom, Netherlands, and German subsidiaries have defined-benefit pension plans covering certain salaried and hourly employees. Benefits are based on years of service and each employee's compensation during employment. The Company's funding policy is to make the minimum annual contributions required by applicable regulations. Assets held by the plan consist primarily of government bonds, bank deposits, and other investments.

         The   funded   status   and  amount   recognized   for  the   Company's
defined-benefit pension plans in the consolidated balance sheets were as follows:

                                                                                     December 31
                                                                            -------------------------------
(In thousands)                                                              1996                   1995
-----------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation
  and vested benefits                                                       $19,304                 $16,454
                                                                            =======                 =======
Actuarial present value of projected benefit obligation
  for services rendered to date                                             $21,141                 $17,870
Plan assets as fair value                                                    16,033                  13,568
                                                                            -------                 -------

Projected benefit obligation in excess of plan assets                         5,108                   4,302
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions                           (383)                   (205)
Unrecognized net transition obligation                                          411                      56
                                                                            -------                 -------
Accrued pension cost                                                        $ 5,136                 $ 4,153
                                                                            =======                 =======
----------------------------------------------------------------------------------------------------------------

         Net pension cost included the following components:

                                                                           Year ended December 31
                                                                ------------------------------------------
(In thousands)                                                  1996              1995              1994
----------------------------------------------------------------------------------------------------------
Service cost-benefits earned during the period                  $1,073            $  935            $1,152
Interest cost on projected benefit obligation                    1,266             1,172               224
Actual return on plan assets                                      (955)             (865)             (179)
Net amortization and deferral                                        9                11               (27)
                                                                ------            ------            ------
Net pension cost                                                $1,393            $1,253            $1,170
                                                                ======            ======            ======
-------------------------------------------------------------------------------------------------------------

                                      -56-

         Following is a summary of significant actuarial assumptions used for European subsidiaries:

                                                             Year ended December 31
                                                -------------------------------------------------
                                                    1996              1995               1994
-------------------------------------------------------------------------------------------------
Discount rate                                   6.5 to 7.5%        6.5 to 7.5%        6.5 to 8.5%
Rates of increase in compensation levels        2.0 to 6.0         2.0 to 6.0         2.0 to 6.5
Expected long-term rate of return on assets     7.0 to 8.5         7.0 to 8.5         7.0 to 8.5
-------------------------------------------------------------------------------------------------

         The Company provides 401(k) defined-contribution plans covering substantially all U.S. employees. Company matching contributions for employees under the plans amounted to $2.1 million in 1996, $1.6 million in 1995 and $963 thousand in 1994.

11.  Stock Option Plan

         In 1995, the Company adopted a non-qualified and incentive stock option plan ("the Plan") for officers and other key employees. A total of 4,188,000 shares of authorized but unissued common stock has been reserved for issuance under the Plan upon the exercise of options, subject to adjustment in the event of a stock split, stock dividend or other change in the common stock. The administrator of the Plan is the Compensation Committee of the Company's Board of Directors. Under the Plan, options may be granted to purchase common stock at prices not less than 90% (100% in the case of an incentive stock option and 110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock on the date of the grant of the option. The term of each option may be for such a period as the Compensation Committee shall determine, but not more than 10 years (or 5 years in the case of certain incentive stock options) from the date of grant. The vesting schedule for options shall be determined by the Compensation Committee.

         Information  with  respect  to  options  granted  under  the Plan is as follows:
                                                                  Weighted
                                    Number of Shares      Average Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1994                  --                  $   --
  Granted during the year                  1,203,000                   11.50
  Exercised during the year                       --                      --
  Canceled during the year                   (17,500)                  11.50
                                           ---------                   -----

Outstanding at December 31, 1995           1,185,500                   11.50
  Granted during the year                  1,015,930                   18.90
  Exercised during the year                  (71,000)                  11.50
  Canceled during the year                  (146,000)                  13.28
                                           ---------                   -----
Outstanding at December 31, 1996           1,984,030                  $15.16
                                           =========                   =====
--------------------------------------------------------------------------------

  The Company had three separate issuances of options under the plan. In 1995, the Company issued 1,203,000 of options at $11.50 per share and in 1996, the Company issued 757,250 and 258,680 of options at $21.00 and $12.75, respectively. The grant price for all three grants equaled the fair market value of common stock at the date of grant. The options granted are exercisable as follows: 50% after one year from grant date; an additional 25% after two years from grant date; and the remaining 25% after three years from grant date. The options granted expire after ten years from the grant date, except for those granted to Netherlands-based employees which expire after five years.

  The Company has options outstanding at December 31, 1996 under each grant of 996,000, 729,850 and 258,180, which are exercisable at $11.50, $21.00 and
$12.75, respectively. Options on 498,500 shares were exercisable at December 31, 1996.

  Had the Company elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted 1996 and 1995, reported net income and earnings per share would have been reduced as follows:

                                                      Year ended
                                                      December 31
                                               -------------------------
(In thousands, except per share amounts)       1996              1995
------------------------------------------------------------------------

Net income, as reported                        $14,701           $6,690
Pro forma net income                            12,310            5,797
Net income per share, as reported                  .44              .24
Pro forma net income per share                     .37              .21
-----------------------------------------------------------------------

         For purposes of the SFAS 123 pro forma net income and income per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. Compensation expense was not recognized for options that were forfeited because employees failed to fulfill service requirements. The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table for each grant year.

                                             Year ended
                                             December 31
                                  --------------------------------
                                    1996                   1995
------------------------------------------------------------------
Risk-free interest rate              6.7%                    5.9%
Dividend yield                       0.0%                    0.0%
Option life (years)                     5                       5
Stock price volatility              40.2%                   39.9%
------------------------------------------------------------------

12.  Leases

         The Company operates primarily in leased facilities. Lease terms range up to 30 years with options to renew at varying terms. The majority of leases contain escalation clauses relating to real estate tax increases and cost of living adjustments. In addition, the Company leases certain machinery, equipment, and vehicles.

         Property, plant and equipment includes the following amounts for leases that have been capitalized:

                                                 December 31
                                         --------------------------------
(In thousands)                            1996                    1995
--------------------------------------------------------------------------
Buildings                                 $ 7,975                 $ 8,505
Machinery and equipment                       736                   2,482
                                          -------                 -------
                                            8,711                  10,987
Less: Accumulated amortization              1,296                   1,838
                                          -------                 -------
                                          $ 7,415                 $ 9,149
                                          =======                 =======
--------------------------------------------------------------------------

         Future  minimum   payments  under  capital  leases  and   noncancelable
operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 1996:

                                                 Capital             Operating
(In thousands)                                   Leases                Leases
-------------------------------------------------------------------------------

1997                                               $  6,896          $ 32,462
1998                                                  4,503            30,257
1999                                                  2,379            27,207
2000                                                  1,236            23,057
2001                                                  1,007            17,899
Thereafter                                           16,077            49,366
                                                    -------           -------

Total minimum lease payments                         32,098          $180,248
                                                                     ========

Amount representing interest                         14,202
                                                    -------
Obligations under capital leases                     17,896
Less: Obligations due within one year                 5,421
                                                    -------
Long-term obligations under capital leases          $12,475
                                                    =======
-------------------------------------------------------------------------------

         Rental expense was $29.1 million, $23.5 million and $18.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

         Two  of  the  European   operating   companies  lease  facilities  from
affiliates of KNP BT under operating leases which expire on June 30 and September 30, 1999. Rental expense was $893 thousand, $648 thousand and $570 thousand for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum lease payments are $2.5 million.

         The Company sells office equipment and leases the equipment back with the obligation to purchase the equipment at the end of the lease. The equipment underlying the leases is subsequently sub-leased to customers under sales-type leases. At December 31, 1996 and 1995, $9.8 million and $6.9 million, respectively, of these leases are classified as capital leases and generally have a term of three years.

13.  Contingencies

         The Company is involved in various legal actions arising in the normal course of business. Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the ultimate resolution of these matters over and above previously established accruals will not have a material adverse effect on the financial position or results of operations of the Company.

14.  Stockholders' Equity

         Net capital and intercompany transactions, included as a component of additional paid-in capital, represents the activity of the unrelated businesses transferred to KNP BT and the related businesses contributed to the Company by KNP BT in connection with the Corporate Reorganization.

         The net equity transactions of the unrelated businesses represent cash advances/repayments between the Company and the unrelated businesses and the effect of expenses incurred or income earned by the Company on behalf of the unrelated businesses.

         The net equity transactions of the related businesses to be contributed to the Company are between the related businesses and KNP BT. The components of these net equity transactions were as follows:

                                                                            December 31
                                                                            -----------
(In thousands)                                                1996              1995              1994
-------------------------------------------------------------------------------------------------------------
Capital contributions by KNP BT                                $  317            $5,086           $18,009
Capital repayments to KNP BT                                       --                --            (8,307)
Tax related adjustments                                          (793)           (1,645)               --
Companies acquired by KNP BT and contributed                       --                --             5,197
Divisional expenses allocated from KNP BT                          --               409               745
                                                               ------            ------           -------
                                                               $ (476)           $3,850           $15,644
                                                               ======            ======           =======
-------------------------------------------------------------------------------------------------------------

         The capital contributions in 1996 were related to the difference between certain distributions which were estimated at the date of the Corporate Reorganization and the actual settlement amount.

         The capital reductions in 1996 were related to income taxes generated by the Corporate Reorganization which were not reflected at the date of the Corporate Reorganization.

15.  Business Segment Information

         Geographic segments:

                                                                     Year ended December 31
                                                            ---------------------------------------------
(In millions)                                               1996               1995               1994
---------------------------------------------------------------------------------------------------------
Sales:
  United States                                             $1,087.0            $ 833.0           $ 589.8
  Europe                                                       325.5              299.4             199.7
  Consolidated                                               1,412.5            1,132.4             789.5
Operating income:
  United States                                                 31.3               22.8              18.5
  Europe                                                         6.9                5.9               2.3
  Consolidated                                                  38.2               28.7              20.8
Identifiable assets:
  United States                                                459.7              375.9             286.1
  Europe                                                       283.1              148.7             143.3
  Consolidated                                                 742.8              524.6             429.4

---------------------------------------------------------------------------------------------------------
         There are no intergeographic sales or eliminations.

16.  Related Party Transactions

         The financial statements of the Company include, in addition to borrowings and related interest expense, the following transactions with KNP BT and its affiliated companies:
                                            Year ended December 31
                                          ----------------------------
(In thousands)                            1996       1995       1994
----------------------------------------------------------------------

Sales                                     $1,310     $1,413     $  943
Purchases                                  8,606      8,567      3,895
Selling and administrative expenses:
  Management fees                             --         --        650
  Shares expenses                          1,241      4,215      4,950
  Other                                      794       (256)       197
----------------------------------------------------------------------

         Included in other assets is a note receivable from an officer of the Company, totaling $850 thousand and $1 million at December 31, 1996 and 1995, respectively. The note bears interest at a rate of 7.25%, with quarterly interest installments due through September 1996 and monthly principal and interest payments due thereafter through September 2024.

17.  Quarterly Results of Operations (Unaudited)

         All of the quarterly reports filed in 1996 reflect the restatement of the 1995 quarterly results of the New York division (see Note 2). Selected unaudited quarterly financial data is shown below.

                                                                                   Quarter Ended
                                                            --------------------------------------------------------------
(In thousands except per share amounts)                     March 31        June 30          September 30      December 31
--------------------------------------------------------------------------------------------------------------------------
1996
  Sales                                                     $342,656        $339,057         $354,871          $375,930
  Costs of products sold                                     245,313         240,298          253,415           265,687
  Operating income                                            10,246           9,911            7,679            10,347
  Income before income taxes                                   7,681           7,443            5,005             7,572
  Net income                                                   4,071           3,945            2,655             4,030
  Net income per share                                           .12             .12              .08               .12
1995
  Sales                                                     $269,200        $275,627         $277,661          $309,882
  Costs of products sold                                     193,508         198,532          202,077           224,961
  Operating income                                             6,261           6,357            6,267             9,788
  Income before income taxes                                   1,292           1,157            4,177             7,401
  Net income                                                     464             415            2,097             3,714
  Net income per share                                           .02             .02              .07               .11

--------------------------------------------------------------------------------------------------------------------------

                                  Schedule II-- Valuation and Qualifying Accounts

                                      BT Office Products International, Inc.

                                                  (In thousands)

                 COL. A                    COL. B               COL. C                      COL. D             COL. E
                 ------                    ------               ------                      ------             ------
                                                               Additions                  Deductions
                                                      --------------------------     ---------------------
                                                                       Charged       Write-Offs
                                          Beginning   Charged to      to Other         Net of      Other       Ending
              Description                  Balance     Expense      Described(a)     Recoveries   Describe     Balance
              -----------                 ---------    --------     ------------     ----------   --------     -------
Year Ended December 31, 1996
  Deducted from asset accounts:
     Allowance for doubtful accounts         $4,222        $2,107          $1,046        $2,460      $ --       $4,915
     Inventory reserves                       3,011         1,462           1,357         1,657        --        4,173
                                             ------        ------          ------        ------      -----       -----
        Total                                $7,233        $3,569          $2,403        $4,117      $ --       $9,088
                                             ======        ======          ======        ======     ======      ======
Year Ended December 31, 1995
  Deducted from asset accounts:
     Allowance for doubtful accounts         $4,651        $1,369          $  263        $2,061      $ --       $4,222
     Inventory reserves                       2,375         1,234             156           754        --        3,011
                                             ------        ------          ------        ------      -----       -----
        Total                                $7,026        $2,603          $  419        $2,815      $ --       $7,233
                                             ======        ======          ======        ======      =====      ======
Year Ended December 31, 1994
  Deducted from asset accounts:
     Allowance for doubtful accounts         $3,358        $1,728          $  878        $1,313      $ --       $4,651
     Inventory reserves                       1,976         1,048             592         1,241        --        2,375
                                             ------        ------          ------        ------      -----       -----
        Total                                $5,334        $2,776          $1,470        $2,554      $ --       $7,026
                                             ======        ======          ======        ======      =====      ======



(a) Acquisition balances and net foreign currency translation gains.

                                                   EXHIBIT INDEX


   Exhibit
   Number       Description
   -------      ----------------------------------------------------------------
       2.1      Exchange Agreement  (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

       3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Amendment No. 2 to the Company's Registration Statement on Form S-1, dated July 7, 1995, Registration No. 33-12124).

       3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 filed with Amendment No. 2 to the Company's Registration Statement on Form S- 1, dated July 7,
                1995,   Registration  No.  33-12124).

      10.1      Antilliana  Credit  Agreement   (incorporated  by  reference  to
                Exhibit 10.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

      10.2      Registration  Rights  Agreement  among  NV  Koninklijke  KNP BT,
                Buhrmann-Tetterode International B.V. and the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

      10.3 Tax Matters Agreement (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

     *10.4      Amendment  No. 1 to Tax  Matters  Agreement  dated as of June 7,
                1996.

      10.5 License Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

      10.6 Intercompany Services Agreement between NV Koninklijke KNP BT and the Company (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

      10.7      Agreement  for Credit  Support  (incorporated  by  reference  to
                Exhibit 10.6 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

      10.8 Form of Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.7 filed with Amendment No. 2 to the Company's Registration Statement on Form S-1, dated July 7, 1995, Registration No. 33-12124).

    + 10.9 Supplemental Executive Retirement Plan, as amended by the First Amendment thereto (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   +*10.10      Second Amendment to Supplemental Executive Retirement Plan.

   + 10.11      1995 Stock  Option Plan  (incorporated  by  reference to Exhibit
                10.9 filed with Amendment No. 1 to the Company's Registration Statement on Form S-1, dated June 22, 1995, Registration No. 33-12124).

     10.12 Promissory Note evidencing mortgage (incorporated by reference to Exhibit 10.10 filed with Amendment No. 2 to the Company's
                Registration Statement on Form S-1, dated July 7, 1995, Registration No. 33-12124).

     10.13 Mortgage and Note Amendment Agreement (incorporated by reference to Exhibit 10.11 filed with Amendment No. 2 to the Company's
                Registration Statement on Form S-1, dated July 7, 1995, Registration No. 33-12124).

   + 10.14 Employment Agreement of Rudolf A.J. Huyzer (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   + 10.15      Employment  Agreement  of John  J.  McKiernan  (incorporated  by reference to Exhibit  10.13 to the  Company's  Annual  Report on
                Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   + 10.16      Employment  Agreement  of  Richard  C.  Dubin  (incorporated  by reference to Exhibit  10.15 to the  Company's  Annual  Report on
                Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   + 10.17 Employment Agreement of David Kirshner (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   + 10.18 Employment Agreement of Michael J. Miller (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1995, Commission file no. 1-13858).

   + 10.19 Assignment and Modification Agreement, dated June 26, 1996, among BT Office Products International, Inc., KNP BT Antilliana N.V. and KNP BT Finance (USA), Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1996, Commission file no. 1-13858).

     10.20 Competitive Advance and Revolving Credit Facility Agreement, dated as of August 2, 1996 among BT Office Products International, Inc., the subsidiaries, guarantors and lenders named therein, The Chase Manhattan Bank, as Administrative Agent, and ABN AMRO Bank N.V., as Documentation Agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended June 30, 1996, Commission file no. 1-13858).

    *10.21 Amendment No. 1 dated as of December 20, 1996 to the Competitive Advance and Revolving Credit Facility Agreement.

    *10.22 Cash Management Agreement dated June 24, 1996 among the Company, Astro- Valcour, Inc., Sengewald USA, Inc., KNP BT Antilliana N.V. and KNP BT Finance (USA), Inc.

     *21.1      Subsidiaries of the Company.

     *23.1      Consent of Coopers & Lybrand L.L.P.

     *23.2      Consent of Ernst & Young LLP.

     *27.1      Financial Data Schedule.


-------------------------
* Filed herewith

+ Management contract or compensatory plan or arrangement.