Form 10-Q
period 1997-03-31
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1997-05-12
CIK 945248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ To __________


                         Commission file number: 1-13858


                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      13-3245865
----------------------------------------       ---------------------------------
(State of incorporation or organization)       (IRS Employer Identification No.)

       2150 E. Lake Cook Road
       Buffalo Grove, Illinois                              60089-1877
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

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
                                 YES X NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

        Class of Common Stock              Shares Outstanding as of May 12, 1997
--------------------------------------     -------------------------------------
Common stock, par value $.01 per share                    33,471,000

                     BT Office Products International, Inc.

                          Quarterly Report on Form 10-Q

                      For the Quarter Ended March 31, 1997



                     Index of Information Included in Report


                                                                            Page

Part I.   Financial Information

Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets                           3
              Condensed Consolidated Statements of Operations                 4
              Condensed Consolidated Statements of Cash Flows                 5
              Notes to Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations                  9



Part II.  Other Information                                                  12

Part I.  Financial Information

                     BT Office Products International, Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                                 (In thousands)

                                                    March 31         December 31
                                                      1997               1996
                                                   ----------        -----------
Assets
Current assets:
     Cash and cash equivalents                     $  27,045          $  20,163
     Accounts receivable, less allowances of
       $4,978 in 1997 and $4,915 in 1996             211,575            203,629
     Other receivables                                12,144             22,197
     Inventories                                     112,829            119,370
     Other current                                    26,816             26,647
                                                   ---------          ---------
  Total current assets                               390,409            392,006

Other assets                                          27,069             29,045

Property, plant and equipment                        130,597            129,898
Accumulated depreciation and amortization             54,940             51,483
                                                   ---------          ---------
Net property, plant and equipment                     75,657             78,415

Intangibles, net of accumulated amortization of
     $46,102 in 1997 and $43,834 in 1996             233,368            243,353
                                                   ---------          ---------

Total assets                                       $ 726,503          $ 742,819
                                                   =========          =========

Liabilities and Stockholders' Equity
Current liabilities:
     Notes payable                                 $  32,810          $  41,207
     Accounts payable                                128,183            123,306
     Other current liabilities                        65,471             73,548
                                                   ---------          ---------
  Total current liabilities                          226,464            238,061

Long-term obligations                                218,416            219,702
Other liabilities                                     15,499             16,404

Commitments and contingencies

Stockholders' equity:
     Common stock                                        335                335
     Additional paid-in capital                      270,132            270,132
     Retained earnings (deficit)                       4,250               (118)
     Cumulative translation adjustments               (8,593)            (1,697)
                                                   ---------          ---------
  Total stockholders' equity                         266,124            268,652

Total liabilities and stockholders' equity         $ 726,503          $ 742,819
                                                   =========          =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     BT Office Products International, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                       Three months ended
                                                            March 31
                                               ---------------------------------

                                                   1997                 1996
                                               -------------        ------------

Net sales                                        $ 401,562            $ 342,656

Cost and expenses:
      Costs of products sold                       286,011              245,313
      Selling and administrative expenses           97,043               81,693
      Depreciation and amortization                  4,206                3,037
      Amortization of intangibles                    2,683                2,367
                                                 ---------            ---------
                                                   389,943              332,410

Operating income                                    11,619               10,246

Other income (expense):
      Interest income and other                        651                  292
      Interest expense                              (4,052)              (2,857)
                                                 ---------            ---------
                                                    (3,401)              (2,565)

Income before income taxes                           8,218                7,681
Income tax expense                                   3,850                3,610
                                                 ---------            ---------
Net income                                       $   4,368            $   4,071
                                                 =========            =========

Net income per share                             $    0.13            $    0.12
                                                 =========            =========

Weighted-average number of
  common and common
  equivalent shares                                 33,471               33,838
                                                 =========            =========


The accompanying notes are an integral part of the condensed consolidated financial statements.



                     BT Office Products International, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                      Three months ended March 31
                                                                     -----------------------------

                                                                         1997             1996
                                                                     ------------     ------------
Operating Activities
   Net income                                                         $   4,368         $   4,071
   Adjustments to reconcile net income to cash provided by
     operating activities:
       Depreciation and amortization                                      4,592             3,432
       Amortization of intangibles                                        2,683             2,367
       Other                                                                572              (334)
   Changes in operating assets and liabilities, net of effects of business acquisitions:
       Receivables                                                       (3,089)              425
       Inventories                                                        3,092             1,096
       Other current assets                                              (1,848)           (3,640)
       Accounts payable and other current liabilities                     2,429             5,737
                                                                      ---------         ---------

             Net cash provided by operating activities                   12,799            13,154

Investing activities
   Purchases of property, plant and equipment                            (3,106)           (7,447)
   Acquisitions of businesses, less cash acquired                        (1,544)          (23,901)
   Other                                                                   (283)              (55)
                                                                      ---------         ----------

             Net cash used for investing activities                      (4,933)          (31,403)

Financing activities
   Net repayments of notes payable                                       (4,307)           (3,535)
   Net borrowings under long-term obligations                             3,835            23,916
                                                                      ---------         ---------

             Net cash provided by (used for) financing activities          (472)           20,381

   Effect of exchange rate changes on cash and cash equivalents            (512)             (114)
                                                                      ---------         ---------

             Net increase in cash and cash equivalents                    6,882             2,018

   Cash and cash equivalents at beginning of period                      20,163             7,568
                                                                      ---------         ---------

   Cash and cash equivalents at end of period                         $  27,045         $   9,586
                                                                      =========         =========

                                      -5-

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     BT Office Products International, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)



1.  Formation and Basis of Presentation

Prior to June 30, 1995, BT Office Products International, Inc. was a holding company (the "Holding Company"), which owned and operated the U.S. office products distribution business of N.V. Koninklijke KNP BT ("KNP BT") as well as certain other KNP BT businesses which were unrelated to the U.S. office products distribution business. On June 30, 1995, KNP BT and BT Office Products
International, Inc. effected a series of transactions (collectively, the "Corporate Reorganization") in order to reorganize the legal ownership of various of their businesses and to recapitalize the ongoing office products distribution business which now constitutes the "Company."

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

In July 1995, the Company completed the sale of 10 million shares of common stock, at a price of $11.50 per share, in an initial public offering (the "Offering"). After the Offering, KNP BT beneficially owned approximately 70% of the Company's outstanding common stock.

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal accrual adjustments necessary for a fair presentation. Operating results for the three month period ended March 31, 1997 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation.

2.  Business Acquisitions

In December 1996, the Company acquired the Vinborgen I Boras AB group of companies ("Bjorsell"), an office products distributor in Sweden, in a purchase transaction for approximately $41.5 million in cash, subject to adjustment as provided in the purchase agreement. The transaction resulted in goodwill of $30.5 million.

                     BT Office Products International, Inc.

2.  Business Acquisitions (Continued)

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

In July 1996, the Company assumed control of bax Burosysteme Vertriebsgesellschaft mbH ("Bax"), an indirect wholly-owned subsidiary of KNP BT. In October 1996, the Company completed the acquisition of Bax, an office equipment distributor in Germany, by acquiring the shares of Bax from KNP BT for approximately $9.8 million in cash. The excess purchase price over the net book value of $3.6 million was charged to additional paid-in capital.

In addition, the Company acquired four other significant office products businesses in the U.S., of which three were effective on January 1, 1996 and one was effective on March 1, 1996, in purchase transactions for aggregate consideration of $26.7 million, which included $25.9 million of cash and the issuance of $0.8 million of notes payable. These transactions resulted in goodwill of $22.9 million.

The pro forma unaudited results of operations for the three month period ended March 31, 1996, assuming the above-described acquisitions had been consummated as of January 1, 1996 and translated at historical rates, are as follows (in thousands, except per share amounts):

                                                            Three months ended
                                                              March 31, 1996
                                                            ------------------
           Sales                                                $ 395,101
           Net income                                               4,354
           Net income per share                                      0.13
           Weighted-average number of
              common and common equivalent
              shares                                                33,838

The Company also acquired other smaller office products and furniture businesses in 1997 and 1996. These acquisitions did not have a significant impact on the consolidated operating results for the three month periods ended March 31, 1997 and 1996.


3.  Per Share Data

Net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding, adjusted for dilutive common share equivalents attributed to outstanding options to purchase common stock, if applicable.

                     BT Office Products International, Inc.

4.  Contingencies

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


5.  Income Taxes

The difference between the effective income tax rate and the U.S. statutory tax rate is primarily due to the effects of foreign and state income taxes and non-deductible goodwill amortization.

                     BT Office Products International, Inc.

                     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations

Net sales increased to $401.6 million in the first quarter of 1997 from $342.7 million in the comparable period last year, an increase of $58.9 million or 17.2%. The incremental impact of the Company's 1996 acquisitions accounted for $51.2 million of the increase. Sales at the Company's existing locations accounted for $15.1 million of the increase, or a growth rate 4.5%. Currency depreciation against the U.S. dollar lowered sales by $7.4 million or 2.2%.

Net sales in the United States increased to $288.5 million in the first quarter of 1997 from $266.6 million in the comparable period last year, an increase of $21.9 million or 8.2%. The incremental impact of the Company's 1996 acquisitions accounted for $5.8 million of the increase. Increased sales at the Company's existing locations accounted for the remaining $16.1 million of the increase, or a growth rate of 6.0%. The Company believes the principal factors contributing to this internal growth were increased sales to existing and new accounts and "add-on" acquisitions. Net sales in the United States were negatively impacted by lower paper prices and fewer business days in the first quarter of 1997 compared to the same period in the prior year.

Net sales in Europe increased to $113.1 million in the first quarter of 1997 from $76.1 million in the comparable period last year, an increase of $37.0 million or 48.6%. The incremental impact of the Company's 1996 acquisitions accounted for $45.4 million of the increase. Sales at the Company's existing locations, excluding the effects of foreign currency depreciation against the U.S. dollar which reduced sales by $7.4 million, were lower by $1.0 million. The Company believes the decrease in sales was attributable to the continued softness in the German market and to fewer business days in the first quarter of 1997 compared to the same period in the prior year.

Gross profit as a percentage of net sales was 28.8% in the first quarter of 1997 as compared to 28.4% in the comparable period last year. The increase was attributable primarily to the European acquisitions and higher margins on paper and related product sales.

Selling and administrative expenses as a percentage of net sales were 24.2% in the first quarter of 1997 as compared to 23.8% in the comparable period last year. The increase was attributable primarily to the effects of lower selling prices on paper and related products in the United States and higher operating expenses expressed as a percentage of net sales relating to the 1996 European acquisitions.

Depreciation as a percentage of net sales, excluding the amount associated with delivery and occupancy costs which are included in cost of products sold, was 1.1% in the first quarter of 1997 as compared to 0.9% in the comparable period last year. The increase was attributable to higher depreciation levels, principally for software technology and warehouse improvements in Florida and Northern California.

Operating income increased to $11.6 million in the first quarter of 1997 from $10.3 million in the comparable period last year, an increase of $1.3 million or 12.6%. Operating income in the United States increased to $10.0 million in the first quarter of 1997 from $9.6 million in the comparable period last year, an increase of $0.4 million or 4.2%. Operating income in Europe increased to $1.6 million in the first quarter of 1997 from $0.7 million in the comparable period last year, a increase of $0.9 million or 128.6%.

Operating income as a percentage of net sales was 2.9% in the first quarter of 1997 as compared to 3.0% in the comparable period last year. Operating income as a percentage of net sales in the United States was 3.5% in the first quarter of 1997 as compared to 3.6% in the comparable period last year. Operating income as a percentage of net sales in Europe was 1.5% in the first quarter of 1997 as compared to 0.8% in the comparable period last year. The increase was due primarily to the 1996 acquisitions.

Interest expense, including affiliated interest expense, increased to $4.1 million in the first quarter of 1997 from $2.9 million in the comparable period last year. The increase was attributable to interest expense on debt associated with the new acquisitions and capital investments in 1996.

Net income increased to $4.4 million in the first quarter of 1997 from $4.1 million in the comparable period last year. The increase in net income was due to increased operating income at existing operations and acquisitions offset by higher interest costs. The effective income tax rate was approximately 47.0% for the first three months of 1997 and 1996.

Liquidity and Capital Resources

Cash provided by operating activities in the first three months of 1997 of $12.8 million was the result of $12.2 million of net income, depreciation, amortization, and other non-cash items and $0.6 million of net reductions in working capital. Significant cash requirements in the first three months of 1997 included $3.1 million for capital expenditures, $1.5 million related to acquisitions of businesses and $0.5 million for net repayments of notes payable and long-term obligations.

On August 2, 1996, the Company entered into a $250 million syndicated bank Competitive Advance and Revolving Credit Facility Agreement (the "Bank Credit Agreement"). The Bank Credit Agreement was used to pay down existing debt owed to affiliates of the Company and is being used for working capital needs and general corporate purposes, including acquisitions. Total borrowings under the Bank Credit Agreement at March 31, 1997 were $190.7 million. The most restrictive covenant in the Bank Credit Agreement currently limits, and may in the future limit, the Company's ability to fully utilize the available capacity remaining under the Bank Credit Agreement and other credit facilities of the Company. The Company also has commitments available under a long-term credit agreement of $50 million with KNP BT Antilliana N.V., an affiliate of KNP BT, which will expire in July 1998.

The Company believes that internally generated funds and borrowings under its credit agreements will be sufficient to meet its presently anticipated cash requirements for capital expenditures and working capital. While the Company continues to seek acquisition candidates on a selective basis, it is expected that the level of acquisition activity in 1997 will be limited, as the focus will be on integrating the 1996 acquired companies. The Company anticipates significant future acquisition funding, to the extent required, will necessitate obtaining additional debt and/or equity capital resources. The Company is presently examining and evaluating several alternatives.

                     BT Office Products International, Inc.

Other

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125 ("SFAS 125"), "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities", which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in SFAS 125. The Company has not yet determined the impact of SFAS 125 on the financial statements.

In February 1997, the FASB issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128, which has an effective date of December 15, 1997, is not expected to have a significant impact on the Company's reported earnings per share.

Forward Looking Statements

Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the successful completion and integration of acquisitions; and competitive and general economic conditions.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit Number        Description

             27.1          Financial Data Schedule

(b) Reports on Form 8-K

On February 4, 1997, the Company filed a Current Report on Form 8-K reporting the acquisition of Kuipers in The Netherlands.

On March 3, 1997, the Company filed a Current Report on Form 8-K/A-1 to amend its Current Report on Form 8-K dated December 31, 1996, reporting the acquisition of Bjorsell in Sweden and by appending to the Form 8-K the appropriate financial statements and pro forma information required pursuant to
Item 7 of Form 8-K.

                     BT Office Products International, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BT OFFICE PRODUCTS INTERNATIONAL, INC.



                          /s/ Francis J. Leonard
                       ---------------------------------------------------------
                                         Francis J. Leonard
                          Vice President-Finance and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)



Date:  May 12, 1997

                                INDEX TO EXHIBITS




       Exhibit No.          Description

           27.1             Financial Data Schedule