Form 10-Q
period 1997-06-30
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1997-08-13
CIK 945248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ To __________


                         Commission file number: 1-13858


                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               13-3245865
----------------------------------------       ---------------------------------
(State of incorporation or organization)       (IRS Employer Identification No.)

           2150 E. Lake Cook Road
           Buffalo Grove, Illinois                         60089-1877
----------------------------------------       ---------------------------------
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
                                 YES X NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

       Class of Common Stock            Shares Outstanding as of August 13, 1997
--------------------------------------  ----------------------------------------
Common stock, par value $.01 per share                 33,471,000

                     BT Office Products International, Inc.

                          Quarterly Report on Form 10-Q

                       For the Quarter Ended June 30, 1997



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

Part I.  Financial Information


                     BT Office Products International, Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                                 (In thousands)

                                                         June 30     December 31
                                                          1997           1996
                                                        ---------    -----------

Assets
Current assets:
   Cash and cash equivalents                            $  20,534    $   20,163
   Accounts receivable, less allowances of
     $5,511 in 1997 and $4,915 in 1996                    203,352       203,629
   Other receivables                                       16,775        22,197
   Inventories                                            110,300       119,370
   Other current assets                                    28,527        26,647
                                                        ---------     ---------
  Total current assets                                    379,488       392,006

Other assets                                               27,765        29,045

Property, plant and equipment                             138,075       129,898
Accumulated depreciation and amortization                  59,285        51,483
                                                        ---------     ---------
Net property, plant and equipment                          78,790        78,415

Intangibles, net of accumulated amortization of
   $48,545 in 1997 and $43,834 in 1996                    226,596       243,353
                                                        ---------     ---------

Total assets                                            $ 712,639    $  742,819
                                                        =========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                        $  23,805    $   41,207
   Accounts payable                                       123,047       123,306
   Other current liabilities                               71,788        73,548
                                                        ---------     ---------
 Total current liabilities                                218,640       238,061

Long-term obligations                                     211,018       219,702
Other liabilities                                          14,828        16,404

Commitments and contingencies

Stockholders' equity:
   Common stock                                               335           335
   Additional paid-in capital                             270,132       270,132
   Retained earnings (deficit)                              9,225          (118)
   Cumulative translation adjustments                     (11,539)       (1,697)
                                                        ---------     ---------
  Total stockholders' equity                              268,153       268,652

Total liabilities and stockholders' equity              $ 712,639     $ 742,819
                                                        =========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                     BT Office Products International, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                      Three months ended                   Six months ended
                                                            June 30                              June 30
                                               --------------------------------      --------------------------------

                                                   1997                1996              1997                 1996
                                               -----------          -----------      -----------          -----------

Net sales                                      $   390,668          $   339,057      $   792,230          $   681,713

Cost and expenses:
   Costs of products sold                          278,219              240,298          564,230              485,611
   Selling and administrative expenses              93,331               83,194          190,374              164,887
   Depreciation and amortization                     3,869                3,164            8,075                6,201
   Amortization of intangibles                       2,619                2,490            5,302                4,857
                                               -----------          -----------      -----------          -----------
                                                   378,038              329,146          767,981              661,556

Operating income                                    12,630                9,911           24,249               20,157

Other income (expense):
   Interest income and other                           658                  257            1,309                  549
   Interest expense                                 (3,888)              (2,725)          (7,940)              (5,582)
                                               -----------          -----------      -----------          -----------
                                                    (3,230)              (2,468)          (6,631)              (5,033)
                                               -----------          -----------      -----------          -----------

Income before income taxes                           9,400                7,443           17,618               15,124
Income tax expense                                   4,425                3,498            8,275                7,108
                                               -----------          -----------      -----------          -----------
Net income                                     $     4,975          $     3,945      $     9,343          $     8,016
                                               ===========          ===========      ===========          ===========

Net income per share                           $      0.15          $      0.12      $      0.28          $      0.24
                                               ===========          ===========      ===========          ===========

Weighted-average number of
  common and common
  equivalent shares                                 33,471               33,859           33,471               33,849
                                               ===========          ===========      ===========          ===========



The accompanying notes are an integral part of the condensed consolidated financial statements.


                     BT Office Products International, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                      Six months ended June 30
                                                                   -----------------------------

                                                                        1997             1996
                                                                    -----------      -----------
Operating Activities
Net income                                                          $     9,343      $     8,016
Adjustments to reconcile net income to cash provided by
  operating activities:
   Depreciation and amortization                                          8,934            7,026
   Amortization of intangibles                                            5,303            4,857
   Other                                                                  1,716            1,220
Changes in operating assets and liabilities, net of effects of business acquisitions:
   Receivables                                                           (6,194)           1,028
   Inventories                                                            5,230           (2,749)
   Other current assets                                                   3,469           (5,052)
   Accounts payable and other current liabilities                         1,401           (1,415)
                                                                    -----------      -----------

         Net cash provided by operating activities                       29,202           12,931

Investing activities
Purchases of property, plant and equipment                              (11,181)         (14,048)
Acquisitions of businesses, less cash acquired                           (5,383)         (42,480)
Other                                                                    (1,155)          (1,603)
                                                                    -----------      -----------

         Net cash used for investing activities                         (17,719)         (58,131)

Financing activities
Net repayments of notes payable                                         (10,168)          (4,784)
Net (repayments) borrowings under long-term obligations                  (1,795)          48,272
                                                                    -----------      -----------

         Net cash provided by (used for) financing activities           (11,963)          43,488

Effect of exchange rate changes on cash and cash equivalents                851             (109)
                                                                    -----------      -----------

         Net increase(decrease) in cash and cash equivalents                371           (1,821)

Cash and cash equivalents at beginning of period                         20,163            7,568
                                                                    -----------      -----------

Cash and cash equivalents at end of period                          $    20,534      $     5,747
                                                                    ===========      ===========


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

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal accrual adjustments necessary for a fair presentation. Operating results for the three month and six month periods ended June 30, 1997 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                     BT Office Products International, Inc.

2.  Business Acquisitions (Continued)

On December 31, 1996, the Company acquired Kuipers Centrum voor Kantoorefficiency B.V. ("Kuipers"), an office products distributor in The Netherlands, in a purchase transaction for approximately $22.0 million in cash, subject to adjustment as provided in the purchase agreement. The transaction resulted in goodwill of $15.4 million.

In July 1996, the Company acquired the two businesses comprising the Keller & Roth Group, office products distributors in Germany, in a purchase transaction for approximately $11.5 million in cash and the issuance of $3.2 million of notes payable. The transaction resulted in goodwill of $11.1 million. The foregoing numbers give effect to post-closing purchase price adjustments.

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

The pro forma unaudited results of operations for the six month period ended June 30, 1996, assuming the above-described acquisitions had been consummated as of January 1, 1996 and translated at historical rates, are as follows (in thousands, except per share amounts):

                                                            Six months ended
                                                              June 30, 1996
                                                            ----------------

           Sales                                                $ 782,165
           Net income                                               8,650
           Net income per share                                      0.26
           Weighted-average number of
              common and common equivalent
              shares                                               33,849

The Company also acquired other smaller office products and furniture businesses in 1997 and 1996. These acquisitions did not have a significant impact on the consolidated operating results for the six month periods ended June 30, 1997 and 1996.

3.  Financing Arrangements

On August 2, 1996, the Company entered into a five-year, non-amortizing, $250 million syndicated bank Competitive Advance and Revolving Credit Facility Agreement (the "Bank Credit Agreement"). The Bank Credit Agreement, as amended in December 1996 and May 1997, contains various loan covenants calculated quarterly including a maximum leverage ratio based on total debt to pro forma EBITDA (3.75 to 1 for each of the four quarter rolling periods ending on or before March 31, 1998, and reducing to 3.25 to 1 in subsequent quarters), a minimum EBITDA less capital expenditures to interest ratio, and a minimum net worth requirement. In addition, under a change of control clause, an event of default would occur if any person or group, other than KNP BT or its affiliates, shall own more than 50% of the voting shares of the Company.

The Company also has a $35 million commitment under its credit facility with an affiliate of KNP BT, as modified (the "Affiliate Credit Agreement"), which commitment is available through KNP BT Europcenter N.V. for borrowings to finance the Company's European operations. The Affiliate Credit Agreement has a maturity date of July 1998.

In addition, in June 1997, the Company entered into revolving lines of credit providing an aggregate of $22.5 million to fund the Company's U.S. cash management requirements. Amounts outstanding under such lines are payable on demand. Such lines replaced the $15 million cash management facility formerly available under the Affiliate Credit Agreement through KNP BT Finance (USA), Inc., an affiliate of KNP BT.


4.  Per Share Data

Net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding, adjusted for dilutive common share equivalents attributed to outstanding options to purchase common stock, if applicable.

5.  Contingencies

By a judgment entered on June 30, 1997, the United States District Court for the Southern District of New York approved a settlement of the class action brought against the Company, certain of its officers and KNP BT as initially disclosed in the Company's Quarterly Report on Form 10-Q for the Quarterly Period ended March 31, 1996. No objections to the settlement were filed by any class member and the action was dismissed with prejudice. The settlement amount was funded in its entirety through insurance coverage available to the Company.

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

6.  Income Taxes

The difference between the effective income tax rate and the U.S. statutory tax rate is primarily due to the effects of foreign and state income taxes and non-deductible goodwill amortization.

In 1996, the Company acquired the outstanding shares of Bax. Bax had approximately $64.0 million of net operating loss carryovers available at June 30, 1997. A valuation allowance has been recorded against the deferred tax asset relating to the tax net operating losses as a result of the uncertainty of ultimate utilization.

                     BT Office Products International, Inc.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Net sales increased to $390.7 million in the second quarter of 1997 from $339.1 million in the comparable period last year, an increase of $51.6 million or 15.2%. The incremental impact of the Company's 1996 acquisitions accounted for $44.1 million of the increase. Sales at the Company's existing locations accounted for $15.3 million of the increase, or a growth rate of 4.5%. Foreign currency depreciation against the U.S. dollar lowered sales by $7.8 million or 2.3%. Net sales increased to $792.2 million in the first six months of 1997 from $681.7 million in the comparable period last year, an increase of $110.5 million or 16.2%. The incremental impact of the Company's 1996 acquisitions accounted for $95.3 million of the increase. Sales at the Company's existing locations accounted for $30.3 million of the increase, or a growth rate of 4.4%. Foreign currency depreciation against the U.S. dollar lowered sales by $15.1 million or 2.2%.

Net sales in the United States increased to $278.7 million in the second quarter of 1997 from $264.2 million in the comparable period last year, an increase of $14.5 million or 5.5%. Net sales in the United States increased to $567.1 million in the first six months of 1997 from $530.7 million in the comparable period last year, an increase of $36.4 million or 6.9%. Increased sales at the Company's existing locations accounted for the entire increase of $14.5 million in the second quarter and $30.6 million of the increase in the first six months, or growth rates of 5.5% and 5.8%, respectively. The incremental impact of the Company's 1996 U.S. acquisitions, which occurred in the first quarter of 1996, accounted for the remaining $5.8 million of the increase in the first six months. The Company believes the principal factors contributing to this internal growth were increased sales to existing and new accounts and "add-on" acquisitions. Net sales in the United States were negatively impacted by the softness in certain U.S. markets and lower paper prices.

Net sales in Europe increased to $112.0 million in the second quarter of 1997 from $74.9 million in the comparable period last year, an increase of $37.1 million or 49.5%. Net sales in Europe increased to $225.1 million in the first six months of 1997 from $151.0 million in the comparable period last year, an increase of $74.1 million or 49.1%. The incremental impact of the Company's 1996 acquisitions accounted for $44.1 million and $89.5 million of the increases in the second quarter and first six months of 1997, respectively. Sales in the second quarter at the Company's existing locations, excluding the effects of foreign currency depreciation against the U.S. dollar which reduced sales by $7.8 million, increased $0.8 million. Sales in the first six months at the Company's existing locations, excluding the effects of foreign currency depreciation against the U.S. dollar which reduced sales by $15.1 million, decreased by $0.3 million. The Company believes the relatively flat internal growth in Europe has been attributable to the continued slowness in the German economy, where approximately 50% of the Company's European sales originate.

Gross profit as a percentage of net sales was 28.8% in the second quarter of 1997 as compared to 29.1% in the comparable period last year. Gross profit as a percentage of net sales was 28.8% for the first six months of 1997 and for the comparable period last year. The decrease in the second quarter of 1997 was attributable primarily to lower margins on paper and related product sales and a higher LIFO charge associated with inventory cost increases in the United States.

Selling and administrative expenses as a percentage of net sales were 23.9% in the second quarter of 1997 as compared to 24.5% in the comparable period last year. Selling and administrative expenses as a percentage of net sales were 24.0% in the first six months of 1997 as compared to 24.2% in the comparable period last year. The decreases in the second quarter and first six months of 1997 were attributable to a higher U.S. sales level with a relatively fixed administrative expense base, offset slightly by lower selling prices on paper and related products in the United States and the impact of higher operating expenses expressed as a percentage of net sales relating to the 1996 European acquisitions.

Operating income as a percentage of net sales was 3.2% in the second quarter of 1997 as compared to 2.9% in the comparable period last year. Operating income as a percentage of net sales was 3.1% in the first six months of 1997 as compared to 3.0% in the comparable period last year. Operating income as a percentage of net sales in the United States was 3.8% in the second quarter 1997 as compared to 3.1% in the comparable period last year. Operating income as a percentage of net sales in the United States was 3.6% in the first six months of 1997 as compared to 3.4% in the comparable period last year. Operating income as a percentage of net sales in Europe was 1.8% in the second quarter of 1997 as compared to 2.3% in the comparable period last year. Operating income as a percentage of net sales in Europe was 1.6% in the first six months of 1997 and in the comparable period last year. The growth in operating income reflects the effects of the Company's 1996 European acquisitions, which were accretive to earnings, and cost containment as the Company rationalizes existing operations and integrates acquisitions.

Interest expense, including affiliated interest expense, increased to $3.9 million in the second quarter of 1997 from $2.7 million in the comparable period last year. Interest expense, including affiliated interest expense, increased to $7.9 million in the first six months of 1997 from $5.6 million in the comparable period last year. The increases in the second quarter and the first six months of 1997 were attributable to interest expense on debt associated with the new acquisitions and capital investments in 1997 and 1996.

Net income increased to $5.0 million in the second quarter of 1997 from $3.9 million in the comparable period last year. Net income increased to $9.3 million in the first six months of 1997 from $8.0 million in the comparable period last year. The increases in net income in the second quarter and first six months of 1997 were due to increased operating income at existing operations and acquisitions offset by higher interest costs. The effective income tax rate was approximately 47.0% for the first six months of 1997 and 1996.

Liquidity and Capital Resources

Cash provided by operating activities in the first six months of 1997 of $29.2 million was the result of $25.3 million of net income, depreciation, amortization and other non-cash items and $3.9 million of net reductions in working capital. Significant cash requirements in the first six months of 1997 included $11.2 million for capital expenditures, $5.4 million related to acquisitions of businesses and $12.0 million for net repayments of notes payable and long-term obligations.

On August 2, 1996, the Company entered into a five-year, non-amortizing $250 million Bank Credit Agreement. The Bank Credit Agreement was used to pay down existing debt owed to affiliates of the Company and is being used for working capital needs and general corporate purposes, including acquisitions. Total borrowings under the Bank Credit Agreement at June 30, 1997 were $181.2 million. The most restrictive covenant in the Bank Credit Agreement currently limits, and may in the future limit, the Company's ability to fully utilize the available capacity remaining under the Bank Credit Agreement and other credit facilities of the Company.

The Company believes that internally generated funds and borrowings under its credit agreements will be sufficient to meet its presently anticipated cash requirements for capital expenditures and working capital. The Company continues to integrate the 1996 acquired companies and to identify and review acquisition candidates on a selective basis. The Company anticipates significant future acquisition funding, to the extent required, will necessitate obtaining additional debt and/or equity capital resources. The Company continues to examine and evaluate several alternatives.

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

In June 1997, the FASB issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. SFAS 130, which is effective for financial statement periods beginning after December 15, 1997, is not expected to have a significant impact on the Company's financial statement disclosures.

Also in June 1997, the FASB issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information" which requires the reporting of selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company intends to make appropriate disclosures upon adoption of SFAS 131, which is effective for financial statement periods beginning after December 15, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders (the "Annual Meeting"), for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 29, 1997 for the purposes of (1) electing directors of the Company to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified and (2) ratifying the appointment by the Board of Directors of the Company of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1997. The nominees for director listed in the proxy statement, each of whom was elected at the Annual Meeting, received the number of votes for such election, and had the number of votes for such election withheld, as indicated below (with each share of the Company's common stock being entitled to one vote):

                                            Number of Votes      Number of Votes
                                                 For                 Withheld
Frank J. de Wit                              28,335,974               153,304
Rudolf A.J. Huyzer                           28,325,274               164,004
Rob W. J.M. Bonnier                          28,335,639               153,639
Lorrence T. Kellar                           28,335,839               153,439
Frans H.J. Koffrie                           28,328,209               161,069
Philip E. Beekman                            28,335,974               153,304

There were 28,471,930 votes for the resolution ratifying the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending December 31, 1997, 12,383 votes against such resolution and 4,965 abstentions.


Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit Number        Description

             10.1 Amendment No. 2 dated as of May 28, 1997 to the Competitive Advance and Revolving Credit Facility Agreement
             27.1          Financial Data Schedule

(b) Reports on Form 8-K

         None.

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



Date:  August 13, 1997

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
                                INDEX TO EXHIBITS
                  Filed with the Quarterly Report on Form 10-Q
                  for the Quarterly Period Ended June 30, 1997




       Exhibit No.          Description

           10.1 Amendment No. 2 dated as of May 28, 1997 to the Competitive Advance and Revolving Credit Facility Agreement

           27.1             Financial Data Schedule