Form 10-Q
period 1997-09-30
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1997-11-13
CIK 945248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ To __________


                         Commission file number: 1-13858


                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               13-3245865
  ---------------------------------------      ---------------------------------
  (State of incorporation or organization) (IRS Employer Identification No.)

           2150 E. Lake Cook Road
           Buffalo Grove, Illinois                       60089-1877
  ----------------------------------------      --------------------------------
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

       Class of Common Stock          Shares Outstanding as of November 12, 1997
------------------------------------- ------------------------------------------
Common stock, par value $.01 per share                      33,471,000

                     BT Office Products International, Inc.

                          Quarterly Report on Form 10-Q

                    For the Quarter Ended September 30, 1997



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

Part I.  Financial Information

                     BT Office Products International, Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                                 (In thousands)
                                                   September 30     December 31
                                                      1997              1996
                                                   -----------      -----------
Assets
Current assets:
   Cash and cash equivalents                       $   12,046       $    20,163
   Accounts receivable, less allowances of
     $6,597 in 1997 and $4,915 in 1996                216,547           203,629
   Other receivables                                   24,163            22,197
   Inventories                                        113,743           119,370
   Other current assets                                26,241            26,647
                                                   ----------       -----------
  Total current assets                                392,740           392,006

Other assets                                           29,154            29,045

Property, plant and equipment                         142,017           129,898
Accumulated depreciation and amortization              60,780            51,483
                                                   ----------       -----------
Net property, plant and equipment                      81,237            78,415

Intangibles, net of accumulated amortization of
   $51,089 in 1997 and $43,834 in 1996                224,537           243,353
                                                   ----------       -----------

Total assets                                       $  727,668       $   742,819
                                                   ==========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                   $   28,067       $    41,207
   Accounts payable                                   132,820           123,306
   Other current liabilities                           69,140            73,548
                                                   ----------       -----------
  Total current liabilities                           230,027           238,061

Long-term obligations                                 213,479           219,702
Other liabilities                                      14,592            16,404

Commitments and contingencies

Stockholders' equity:
   Common stock                                           335               335
   Additional paid-in capital                         270,132           270,132
   Retained earnings (deficit)                         11,842              (118)
   Cumulative translation adjustments                 (12,739)           (1,697)
                                                   ----------       -----------
  Total stockholders' equity                          269,570           268,652
                                                   ----------       -----------
Total liabilities and stockholders' equity         $  727,668       $   742,819
                                                   ==========       ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                     BT Office Products International, Inc.

          Condensed Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                   Three months ended                  Nine months ended
                                                      September 30                         September 30
                                              ---------------------------         -----------------------------

                                                 1997           1996                  1997            1996
                                              ------------   ------------         -------------   -------------

Net sales                                     $    393,182   $    354,871         $   1,185,412   $   1,036,584

Cost and expenses:
   Costs of products sold                          284,410        253,415               848,640         739,026
   Selling and administrative expenses              94,614         87,593               284,988         252,480
   Depreciation and amortization                     3,801          3,639                11,876           9,840
   Amortization of intangibles                       2,618          2,545                 7,920           7,402
                                              ------------    -----------         -------------   -------------
                                                   385,443        347,192             1,153,424       1,008,748

Operating income                                     7,739          7,679                31,988          27,836

Other income (expense):
   Interest income and other                           841            675                 2,150           1,224
   Interest expense                                 (4,051)        (3,349)              (11,991)         (8,931)
                                              ------------   ------------         -------------   -------------
                                                    (3,210)        (2,674)               (9,841)         (7,707)
                                              ------------   ------------         -------------   -------------

Income before income taxes                           4,529          5,005                22,147          20,129
Income tax expense                                   1,912          2,350                10,187           9,458
                                              ------------   ------------         -------------   -------------
Net income                                    $      2,617   $      2,655         $      11,960   $      10,671
                                              ============   ============         =============   =============

Net income per share                          $       0.08   $       0.08         $        0.36   $        0.32
                                              ============   ============         =============   =============

Weighted-average number of
  common and common
  equivalent shares                                 33,596         33,578                33,513          33,759
                                              ============   ============         =============   =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     BT Office Products International, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                        Nine months ended September 30
                                                                    -------------------------------------

                                                                        1997                  1996

                                                                    ---------------       ---------------
Operating Activities
Net income                                                          $        11,960       $        10,671
Adjustments to reconcile net income to cash provided by
  operating activities:
   Depreciation and amortization                                             13,153                11,126
   Amortization of intangibles                                                7,920                 7,402
   Other                                                                      2,842                 1,515
Changes  in  operating  assets  and  liabilities,
  net of  effects  of  business acquisitions:
   Receivables                                                              (20,515)               (6,096)
   Inventories                                                                2,099                (3,505)
   Other current assets                                                        (749)               (5,806)
   Accounts payable and other current liabilities                             7,534                 2,876
                                                                     --------------       ---------------

         Net cash provided by operating activities                           24,244                18,183

Investing activities
Purchases of property, plant and equipment                                  (18,815)              (17,869)
Acquisitions of businesses, less cash acquired                               (7,648)              (44,046)
Other                                                                          (946)                 (793)
                                                                     --------------       ---------------

         Net cash used for investing activities                             (27,409)              (62,708)

Financing activities
Net repayments of notes payable                                              (4,446)               (1,362)
Net (repayments) borrowings under long-term obligations                         (84)               44,993
Proceeds from stock options exercised                                            -                    224
                                                                     --------------       ---------------

         Net cash provided by (used for) financing activities                (4,530)               43,855

Effect of exchange rate changes on cash and cash equivalents                   (422)                  (68)
                                                                     --------------       ---------------

         Net decrease in cash and cash equivalents                           (8,117)                 (738)

Cash and cash equivalents at beginning of period                             20,163                 7,568
                                                                    ---------------       ---------------

Cash and cash equivalents at end of period                          $        12,046       $         6,830
                                                                    ===============       ===============



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

The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal accrual adjustments necessary for a fair presentation. Operating results for the three month and nine month periods ended September 30, 1997 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

The pro forma unaudited results of operations for the nine month period ended September 30, 1996, assuming the above-described acquisitions had been consummated as of January 1, 1996 and translated at historical rates, are as follows (in thousands, except per share amounts):

                                                            Nine months ended
                                                            September 30, 1996
                                                           -------------------

           Sales                                                 $ 1,174,408
           Net income                                                 11,556
           Net income per share                                         0.34
           Weighted-average number of
              common and common equivalent
              shares                                                  33,759

The Company also acquired other smaller office products and furniture businesses in 1997 and 1996. These acquisitions did not have a significant impact on the consolidated operating results for the nine month periods ended September 30, 1997 and 1996.

3.  Long-term Obligations

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

The Company also has a commitment of 70 million Netherlands Guilders (approximately $35 million) available under its credit facility with an affiliate of KNP BT, as modified (the "Affiliate Credit Agreement"), which commitment is available through KNP BT Europcenter N.V. ("Europcenter") for borrowings to be used for working capital needs and general corporate purposes, including acquisitions, by the Company's European operations. Effective June 1997, the maturity date under the Affiliate Credit Agreement was extended to July 1999 and certain of the Company's European subsidiaries committed to lend funds representing positive balances in certain cash management accounts of up to 20 million Netherland Guilders to Europcenter.

In June 1997, the Company entered into revolving lines of credit providing an aggregate of $22.5 million to fund the Company's U.S. cash management requirements. Amounts outstanding under such lines are payable on demand. Such lines replaced the $15 million cash management facility formerly available under the Affiliate Credit Agreement through KNP BT Finance (USA) Inc., an affiliate of KNP BT. Effective June 1997, the Company also entered into a new cash management agreement pursuant to which it in turn provides cash management services to its U.S. divisions and subsidiaries and certain U.S. affiliates of KNP BT.

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

In 1996, the Company acquired the outstanding shares of Bax. Bax had approximately $64.0 million of net operating loss carryovers available at September 30, 1997. A valuation allowance has been recorded against the deferred tax asset relating to the tax net operating losses as a result of the uncertainty of ultimate utilization.

                   BT Office Products International, Inc.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations

Net sales increased to $393.2 million in the third quarter of 1997 from $354.9 million in the comparable period last year, an increase of $38.3 million or 10.8%. The incremental impact of the Company's 1996 acquisitions accounted for 9.5% of the third quarter sales growth. Sales at the Company's existing locations increased 4.8%, while foreign currency depreciation against the U.S. dollar lowered sales by 3.5%. Net sales increased to $1,185.4 million in the first nine months of 1997 from $1,036.6 million in the comparable period last year, an increase of $148.8 million or 14.4%. The incremental impact of the Company's 1996 acquisitions accounted for 12.5% of the sales growth in the first nine months of 1997. Sales at the Company's existing locations accounted for 4.5%, while foreign currency depreciation against the U.S. dollar lowered sales by 2.6%.

Net sales in the United States increased to $283.3 million in the third quarter of 1997 from $276.2 million in the comparable period last year, an increase of $7.1 million or 2.6%. Net sales in the United States increased to $850.5 million in the first nine months of 1997 from $806.9 million in the comparable period last year, an increase of $43.4 million or 5.4%. Sales at the Company's existing locations grew 2.6% in the third quarter and 4.7% over the first nine months of 1997. The incremental impact of the Company's 1996 U.S. acquisitions, which occurred in the first quarter of 1996, accounted for the remaining 0.7% of the growth in the nine months ended September 30, 1997. The Company believes the principal factors contributing to our internal growth were increased sales to existing and new accounts and "add-on" acquisitions. Net sales in the United States were negatively impacted by the softness in certain U.S. markets and lower paper prices.

Net sales in Europe increased to $109.9 million in the third quarter of 1997 from $78.7 million in the comparable period last year, an increase of $31.2 million or 39.6%. Net sales in Europe increased to $334.9 million in the first nine months of 1997 from $229.7 million in the comparable period last year, an increase of $105.2 million or 45.8%. The incremental impact of the Company's 1996 acquisitions accounted for 43.0% and 53.7% of the European sales growth in the third quarter and first nine months of 1997, respectively. Excluding the effects of foreign currency depreciation against the U.S. dollar of 15.7% and 12.0%, sales growth at existing locations totaled 12.4% and 4.1% for the third quarter and nine months ended September 30, 1997, respectively, compared to the same periods last year. Most of the European sales growth experienced in the third quarter was in Germany, principally as a result of two strategic add-on acquisitions in the German market during the third quarter of 1997. The Company believes that the internal growth continues to be negatively effected by the continued softness in the German economy, where approximately 50% of the Company's European sales originate.

Gross profit as a percentage of net sales was 27.7% in the third quarter of 1997 as compared to 28.6% in the comparable period last year. Gross profit as a percentage of net sales was 28.4% for the first nine months of 1997 and 28.7% for the comparable period last year. The decrease in the gross profit percentage for both periods was attributable primarily to highly competitive market conditions resulting in lower product margins particularly on paper and contract furniture in the U.S., a shift in product mix in Europe, and a higher LIFO charge associated with inventory cost increases in the United States.

Selling and administrative expenses as a percentage of net sales were 24.1% in the third quarter of 1997 as compared to 24.7% in the comparable period last year. Selling and administrative expenses as a percentage of net sales were 24.0% in the first nine months of 1997 as compared to 24.4% in the comparable period last year. The current quarter includes a $2.0 million charge related principally to the replacement of the former president and CEO and staff reductions associated with the decision to outsource the print services in New York. Excluding this charge, selling and administrative expenses as a percentage of net sales would have been 23.6% and 23.9% for the three and nine month periods ending September 30, 1997, respectively. The decreases in the third quarter and first nine months were attributable to a higher U.S. sales level with a relatively fixed administrative expense base, offset slightly by lower selling prices on paper and related products in the United States and the relative impact of higher operating expenses expressed as a percentage of net sales from European operations.

Operating income as a percentage of net sales was 2.0% in the third quarter of 1997 as compared to 2.2% in the comparable period last year, but remained consistent with the first nine months of 1996 at 2.7% for the first nine months of 1997. In the U.S., operating income as a percentage of net sales in the third quarter of 1997 and 1996 was 2.5%. For the first nine months of 1997, operating income as a percentage of net sales in the United States of 3.3% exceeded the 3.1% of the comparable period last year. Operating income as a percentage of net sales in Europe was 0.6% in the third quarter of 1997 as compared to 0.9% in the comparable period last year, but remained consistent with the first nine months of 1996 at 1.3% in the first nine months of 1997. The growth in operating income reflects the effects of the Company's 1996 European acquisitions, which were accretive to earnings, and cost containment as the Company rationalizes existing operations and integrates acquisitions.

Interest expense, including affiliated interest expense, increased to $4.1 million in the third quarter of 1997 from $3.4 million in the comparable period last year. Interest expense, including affiliated interest expense, increased to $12.0 million in the first nine months of 1997 from $8.9 million in the comparable period last year. The increases in the third quarter and the first nine months were attributable to interest expense on debt associated with the new acquisitions and capital investments in 1997 and 1996.

Net income decreased to $2.6 million in the third quarter of 1997 from $2.7 million in the comparable period last year. Net income increased to $11.9 million in the first nine months of 1997 from $10.7 million in the comparable period last year. Net income during the third quarter includes a charge associated with personnel reductions totaling $2.0 million. Excluding this pretax charge, net income for the third quarter would have been $3.8 million or $.11 per share. Increased operating income at existing operations, acquisitions, and a lower effective tax rate were offset slightly by higher interest costs. The effective income tax rate was approximately 46% for the first nine months of 1997 and 47% for the comparable period of 1996.

Liquidity and Capital Resources

Cash provided by operating activities in the first nine months of 1997 of $24.2 million was the result of $35.9 million of net income, depreciation, amortization and other non-cash items offset by $11.7 million of net increases in working capital mostly in accounts receivable. Significant cash requirements in the first nine months of 1997 included $18.8 million for capital expenditures, $7.6 million related to acquisitions of businesses and $4.5 million for net repayments of notes payable and long-term obligations.

On August 2, 1996, the Company entered into the five-year, non-amortizing, $250 million syndicated Bank Credit Agreement. The Bank Credit Agreement was used to pay down existing debt owed to affiliates of the Company and is being used for working capital needs and general corporate purposes, including acquisitions.
Total borrowings under the Bank Credit Agreement at September 30, 1997 were $182.6 million. The most restrictive covenant in the Bank Credit Agreement currently limits, and may in the future limit, the Company's ability to fully utilize the available capacity remaining under the Bank Credit Agreement and other credit facilities of the Company.

The Company believes that internally generated funds and borrowings under its credit agreements will be sufficient to meet its presently anticipated cash requirements for capital expenditures and working capital. The Company continues to actively pursue acquiring established quality office products distributors in the U.S. and Europe as an integral part of its long term strategy. The Company anticipates significant future acquisition funding, to the extent required, will necessitate obtaining additional debt and/or equity capital resources. The Company continues to examine and evaluate several alternatives.

Other

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125 ("SFAS 125"), "Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities", which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in SFAS 125. The Company is in the process of determining the impact of SFAS 125 on the financial statements.

In February 1997, the FASB issued Statement No. 128 ("SFAS 128"), "Earnings per Share," which specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS 128, which is effective for periods ending after December 15, 1997, is not expected to have a significant impact on the Company's reported basic and diluted earnings per share.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         10.1 Credit Agreement by and among the Company, the European Subsidiaries from time to time party thereto, and KNP BT Europcenter N.V.

         10.2  Amended and Restated Cash Management Agreement

         10.3  Employment Agreement for Richard C. Dubin

         27.1  Financial Data Schedule

(b) Reports on Form 8-K

         None.

                     BT Office Products International, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

                          /s/ Francis J. Leonard
                        --------------------------------------------------------

                               Francis J. Leonard
                            Vice President-Finance and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)



Date:  November 13, 1997

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
                                INDEX TO EXHIBITS
         Filed with the Quarterly Report on Form 10-Q for the Quarterly
                         Period Ended September 30, 1997




       Exhibit No.          Description

           10.1 Credit Agreement by and among the Company,the European Subsidiaries from time to time party thereto, and KNP BT Europcenter N.V.

           10.2             Amended and Restated Cash Management Agreement

           10.3             Employment Agreement for Richard C. Dubin

           27.1             Financial Data Schedule