Form 10-K405
period 1997-12-31
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1998-03-30
CIK 945248

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         ------------------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO
                               ------------------    -------------------
                         COMMISSION FILE NUMBER 1-13858

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      13-3245865
          (State of Incorporation)                   (IRS Employer Identification No.)
           2150 E. LAKE COOK ROAD                               60089-1877
           BUFFALO GROVE, ILLINOIS                              (Zip Code)
  (Address of principal executive offices)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of March 18, 1998 was approximately $120,852,000.

     As of March 18, 1998, the number of shares outstanding of each of the registrant's classes of common stock is as follows:

TITLE OF EACH CLASS                                    NUMBER OF SHARES OUTSTANDING
-------------------                                    ----------------------------
Common Stock, par value $.01 per share                          33,471,000

                      DOCUMENTS INCORPORATED BY REFERENCE
                   ----------------------------------------
                                     None

================================================================================

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I..........................................................................    2
       Item 1.   Business.......................................................    2
       Item 2.   Properties.....................................................   10
       Item 3.   Legal Proceedings..............................................   11
       Item 4.   Submission of Matters to a Vote of Security Holders............   11
PART II.........................................................................   12
       Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters..........................................   12
       Item 6.   Selected Financial Data........................................   12
       Item 7.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................   14
       Item 8.   Financial Statements and Supplementary Data....................   20
       Item 9.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure.....................................   21
PART III........................................................................   21
       Item 10.  Directors and Executive Officers of the Registrant.............   21
       Item 11.  Executive Compensation.........................................   23
       Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management...................................................   30
       Item 13.  Certain Relationships and Related Transactions.................   31
PART IV.........................................................................   34
       Item 14.  Exhibits, Financial Statements, Financial Statement
                   Schedule, and Reports on Form 8-K............................   34

                                     PART I

ITEM 1. BUSINESS

GENERAL

     BT Office Products International, Inc. ("BT Office Products" or the "Company") is a leading full-service distributor of office products, serving primarily medium- and large-sized businesses and institutions in major markets in both the United States and Europe. The Company offers its customers a full range of office products, including traditional office supplies, office furniture, computer supplies and accessories, copiers and office equipment, business forms and advertising specialty and promotional products. In the United States, the Company services major business markets through 24 sales and distribution centers and 56 branch sales offices in 35 states as of February 27, 1998. In Europe, the Company is the largest office products distributor in Germany and one of the leading office products distributors in The Netherlands, Sweden and the United Kingdom. The Company also serves markets in Austria, Italy, Switzerland and the Baltic States through licensed dealers for its "Classic" brand of office supplies.

     BT Office Products has developed and implemented an integrated full-service approach to serving the office products needs of its customers. The Company operates large regional distribution facilities, purchases products directly from manufacturers whenever possible and offers a wide variety of products and high levels of customer service.

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

     On June 30, 1995, KNP BT and the Holding Company effected a series of transactions (collectively, the "Reorganization") in order to reorganize the legal ownership of various of their businesses and to recapitalize the ongoing office products distribution business which now constitutes the Company. In connection with the Reorganization, (i) the Holding Company transferred certain packaging manufacturing businesses in the U.S. (the "Packaging Businesses") and other non-office products assets and liabilities to KNP BT; (ii) KNP BT transferred its European office products businesses (the "European Businesses") and Kelly Paper Company, a wholesale cash and carry printing paper and supplies business headquartered in California ("Kelly Paper"), to the Holding Company; and (iii) KNP BT made a capital contribution of $118.0 million (the "Capital Contribution") to the Holding Company. As a result of the Reorganization, the Holding Company was recapitalized to constitute the Company, which now owns and manages all of KNP BT's office products distribution businesses worldwide.

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

     United States

     BT Office Products entered into the office products distribution business in the United States in 1987 through the acquisition of a controlling interest in a contract stationer servicing the New York metropolitan area. Since then, the Company has expanded its operations throughout the United States by acquiring over 40 businesses in both new markets and existing markets. Such acquisitions have contributed significantly to increasing the Company's net sales in the United States from $469 million in 1993 to $1,148 million in 1997.

     In January 1998, the Company organized its United States operations into the following nine geographical regions and Kelly Paper: New England, Northeast, Mid-Atlantic, Central, Midwest, Great Lakes, South-Southeast, Northwest and West-Southwest.

     Europe

     BT Office Products entered into the office products distribution business in Europe in 1989 through the acquisition of a contract stationer based in London, England. Since then, the Company has expanded its European operations in the United Kingdom, Germany, The Netherlands and Sweden by acquiring over 30 businesses in both new markets and existing markets. Such acquisitions have contributed significantly to increasing the Company's net sales in Europe from $118 million in 1993 to $471 million in 1997.

     Subsequent Event

     On January 22, 1998, KNP BT, the Company's 70% stockholder, announced that it is prepared to make an offer to acquire the approximately 30% of the Company's stock that is publicly-traded for a cash purchase price of $10.50 per share. The Company has formed an independent committee of its Board of Directors to represent the interests of the minority shareholders. This committee, together with independent financial and legal advisors retained by the committee, is evaluating the proposal. The parties have not reached a definitive agreement.

GROWTH STRATEGIES

     The Company's growth strategy is to increase its business by: (i) expanding the scope of its operations, primarily through acquisitions of substantial office products distributors in major metropolitan markets in Europe and the United States where it does not currently have operations and making selected add-on acquisitions (smaller companies that will be integrated into an existing business); (ii) leveraging its international capabilities in order to grow its business in Europe; (iii) focusing its sales efforts on broadening its customer base; and (iv) increasing sales of products and services to existing customers by effective utilization of value-added services offered by the Company.

     Growth through Acquisitions

     BT Office Products has historically grown through a combination of acquisitions and internal growth. During 1997, acquisition activity slowed considerably as the Company focused on integrating previously acquired companies. Nevertheless, the Company did complete eleven strategic acquisitions during the year, primarily in Europe. Through such acquisitions, the Company expanded its position in certain key markets in Germany, The Netherlands and Sweden.

     The Company's long-term strategy is to expand its operations through selective acquisitions of established quality office products distributors in the United States and Europe in order to create cost savings (through reduced administrative expenses as a percentage of sales and additional purchasing power) and increase sales and total profitability. Additionally, in those markets where the Company cannot acquire a desirable substantial office products distributor, the Company may consider beginning a start-up or "greenfield" operation as an alternative means of entering such markets as it did in Atlanta in 1995. The Company's long-term strategy also includes selectively making add-on acquisitions of smaller contract stationers in existing markets to enable the Company to increase sales within an existing market and generate operating efficiencies, such as the consolidation of warehouses and administrative functions.

     In building its business through acquisitions, the Company generally has retained existing senior management of acquired companies with experience in local market conditions and customer needs, whenever possible, and has centralized administrative functions, merchandising, purchasing and systems development to achieve cost savings through economies of scale. The integration of acquired businesses may, however, lead to the loss of key employees of the acquired companies and diversion of management attention from other ongoing business concerns.

     The Company may not be able to complete targeted acquisitions because of competition, price or the availability of suitable candidates. The Company anticipates significant future acquisition funding, to the extent required, will necessitate obtaining additional debt and/or equity capital resources, which may not be available. In addition, the Company encounters various risks with each acquisition, including the possible inability to integrate the acquired business into its distribution network, diversion of management's attention from current operations, and unanticipated problems, costs, or liabilities, some or all of which could have a material adverse effect on the operations and financial performance of the Company. Additional risks arising out of the Company's operations in foreign countries include those associated with currency exchange rates, differing legal and regulatory requirements, as well as language and cultural differences.

     Leveraging International Capabilities

     BT Office Products derives approximately 29% of its total sales revenue from outside the United States. The Company's net sales in Europe have grown from $118 million in 1993 to $471 million in 1997. Management believes that there are opportunities for additional growth in Europe and that the Company is well-positioned to capitalize on such opportunities because of the extensive experience of its European operating and executive managers in acquiring and operating businesses in the Company's European markets. The Company is also pursuing new and additional business from multinational corporations which have locations in the United States and Europe.

     Broadening Our Customer Base

     The Company believes that many larger customers are seeking to control overhead and reduce the total cost of their office products needs while demanding a significantly broader range of products and services. Many of these customers are also reducing the number of suppliers with whom they do business. The Company views these changing market conditions as a major opportunity to obtain new customers. The Company will seek to attract new customers by combining a dedication to technology solutions with high levels of customer responsiveness and flexibility. Specific initiatives of the Company to broaden its customer base include: (i) expansion of the Company's sales force at the local level with particular emphasis on college recruiting; (ii) implementation of sales training programs focused on the increasingly complex needs of customers; (iii) forming strategic alliances with selected partners in new markets; and (iv) expanding product and service offerings to meet the changing needs of the customers.

     Historically, the Company has focused on large-and medium-sized accounts. In 1997, BT Office Products entered into a long-term contract with Kinko's, Inc. ("Kinko's"). Pursuant to such contract, BT Office Products will provide in-store stocking requirements for a wide variety of office, computer, and presentation products for resale to Kinko's customers. In 1997, approximately 170 Kinko's retail outlets were implemented on this plan and the Company anticipates the number of stores on the plan to be 665 by the end of 1998. Additionally, the Company anticipates initiating a test program in 1998 to approach small and home office credit card customers through the Internet.

     Expanding Products and Services Offered to
       Existing Customers

     Management believes there are significant opportunities to increase sales of both products and services to existing customers, particularly by increasing customers' utilization of the value-added services offered by the Company, such as stockless delivery, electronic commerce and custom billing.

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

     BT Office Products offers a variety of leading-edge electronic commerce solutions to meet the needs of its customers. The Company currently provides customers with remote order entry, CD ROM catalogs, Internet ordering systems, materials management software and EDI electronic billing and payment options designed to decrease response times and error rates and improve customer service. The Company offers its customers access to its entire selection of office products through the Company's electronic commerce systems. Through the use of customized software programs installed by the Company on the customer's computer system or via the Internet, customers can order office products through their personal computers which are linked to BT Office Products' on-line order management system. Ordering is made easier by various browser options, including recently ordered items, in the online catalogs, a flexible order template and a "Quick Pick" list to streamline frequently ordered items.

     BT Office Products also provides its customers with billing and usage information in hard copy or magnetic tape, cartridge or diskette media, in each case designed to a particular customer's specifications. The Company is also committed to making continuous improvements in technology such as the development and implementation of the Company's "National Selling System" ("NSS"), which provides a uniform information system and order management capabilities to serve the needs of large customers with multiple locations. Customized cost center billing allows a customer, with the Company's assistance, to analyze and rationalize its ordering and usage of office supplies and to use such information for budgeting purposes.

OPERATING STRATEGIES

     BT Office Products serves its customers through local operating divisions that provide sales, marketing and order fulfillment services, while it conducts merchandising, purchasing, systems development, sales training and many administrative functions on a regional or central basis. The Company is reducing as well as controlling its operating costs by consolidating administrative functions on a regional or central basis and expanding the use of its logistics and distributions systems over a growing sales base. Management believes this operating strategy allows it to be flexible and responsive to local market needs while securing the benefits of economies of scale.

     Implementation of Enterprise-wide Systems

     In 1997, the Company announced its plan to implement an enterprise-wide systems solution known as "Project Millennium," a program designed to standardize business processes, centralize certain business functions and enhance customer service as well as quality throughout the Company's U.S. operations. The capital requirements for Project Millennium are estimated to be $60 million, of which $16 million has been capitalized as of December 31, 1997 and the remaining amount will be spent over the next three years. The Company has established cross-functional teams, assisted by Computer Sciences Corporation ("CSC"), to provide technical support for the conversion and implementation of the new systems.

     The implementation plan will occur in two phases in order to maximize benefits and minimize disruption to the business. The first phase, which commenced in early 1998, will focus on the gradual transition of Company accounts from its legacy systems to NSS, the development of billing and cash application systems, the centralization of procurement and the establishment of a data warehouse system. The second phase, which the Company expects to commence in mid-1999, will focus on warehouse technology, remaining accounting and finance operations and specialty products (furniture, promotional products and print).

     As a result of this investment, the Company expects to provide enhanced customer service as well as increased operational productivity primarily through the installation of a leading-edge information technology system and centralization of certain functions (primarily in the areas of accounting and procurement) on a company-wide basis. Project Millennium will assist the Company with its strategic plan to consolidate business processes that do not directly affect the customer while constantly improving services which are close to the customer. The Company anticipates that this program will also allow the Company to reduce costs and improve working capital by lowering costs through systems, consolidations and improved practices. Additionally, the Company believes that the program will enable it to improve customer quality by designing enhanced tools for customer service, staying on the leading edge of electronic commerce, and building a data warehouse which creates new marketing opportunities. When completed in the year 2001, the Company expects to achieve favorable financial benefits from this program of approximately $17 million per year before depreciation charges.

     In Europe, similar projects are underway to consolidate and centralize certain functions within the Company over the next four years. The Company is currently evaluating operational systems for the office supplies and copier businesses that will also accommodate Year 2000 and Euro currency system requirements. Currently, BT Office Products Deutschland is completely integrated on Oracle financial and accounting software and is installing one common materials management/operating system due to be completed during 1998.

     Certification of Business and Quality Systems

     BT Office Products is the first national contract stationer in the United States to have operating units ISO 9002 certified for general office products distribution. At December 31, 1997, all of the Company's U.S. operating units acquired prior to 1997 are ISO-certified facilities. Many of the Company's European operating units have also achieved ISO certifications. The Company expects that all remaining U.S. and European centers will be certified by the end of 1998. The emphasis on quality reinforces the Company's dedication to customer responsiveness and relies on company-wide processes, called Business and Quality Systems, to help the Company achieve superior customer satisfaction.

PRODUCT OFFERINGS

     The Company offers its customers a full range of office products, including traditional office supplies, office furniture, computer supplies and accessories, copiers and office equipment, advertising specialty and promotional products and business forms. The Company's larger operating divisions typically have in stock 6,000 to 7,000 SKUs of office supplies, all of which are contained in the Company's common catalogs. The Company also has access, through the Company's EDI and other ordering systems, to over 45,000 additional SKUs of office supplies, computer supplies and catalog furniture from wholesalers and other suppliers, enabling the Company to provide its customers with immediate access to a broad range of products. The Company provides a wide variety of customized value-added services to its customers, which are designed to reduce the customer's total overall cost of managing its office products needs.

     Office Supplies

     The Company provides its customers access to one of the broadest available selections of office supplies. Products include paper, writing instruments, mailroom supplies, filing supplies, organizers, desktop accessories, business forms, binders, tape, printed products, staplers and other fastening products, and consumable items. In addition to the wide variety of brand name office products offered by the Company, the Company sells over 300 different items under the "BT MASTERBRAND(TM)" label in the United States and over 950 different items under its "Classic" trademark through participating dealers in Europe.

     Office Furniture and Ergonomic Products

     The Company sells a comprehensive line of "catalog furniture," which is a term used generally to describe low- and mid-priced desks, chairs, file cabinets and other office furniture that is included in the Company's catalogs and generally sold from stock on a piece basis. Catalog furniture is sold by both the Company's office supplies sales force and its office furniture sales force. The Company also offers executive furniture and modular office systems, and at certain locations, office design and space planning. These products are generally ordered by a customer in connection with a corporate relocation or expansion, facility reconfiguration or refurbishment. To complement office furniture, the Company sells a broad range of ergonomic products designed to enhance worker comfort, safety and productivity.

     Computer Supplies and Accessories

     The Company sells a variety of consumable computer supplies and accessories, such as diskettes, tape and optical storage media, keyboard storage drawers and personal computer stands, mouse pads and other keyboard accessories, monitor accessories, screen filters, cleaning and maintenance products, laser printer toner (including recycled toner), and other computer-related consumables. Sales of personal computers and other computer hardware are not material.

     Office Equipment -- Copiers, Postal/Mail and
       Conference Equipment

     The Company sells and services copiers, facsimile machines, postal/mail equipment, printers and related supplies primarily in Europe. Veenman Kantoormachines B.V., Veenman Office Management B.V., Direct Dealer Services Nederland B.V. and Repro Copiers Nederland B.V. (collectively, the "Veenman Group"), which operates in The Netherlands, is an exclusive distributor of Konica copiers, printers and facsimile machines and Pitney Bowes postal/mail equipment. In the United States and Germany, the Company offers a wide range of conference supplies and equipment, including seating, tables, overhead projectors, LED panels, easels and related supplies.

     Advertising Specialty and Promotional Products

     The Company sells numerous advertising specialty and promotional products, all of which may be personalized with the customer's logo and/or name. The Company was recognized in 1997 by Advertising Specialty Institute in Counselor magazine as being among the top twenty-five largest distributors of promotional products in the United States.

     Forms Management and Printing Services

     The Company offers customized forms management services to reduce the customer's indirect costs for maintaining forms. The Company works directly with third-party printers to arrange for the supply of such forms to its customers, allowing a customer to reduce its storage and personnel requirements. The Company also provides customized printing services for its customers for products such as business cards and company stationery. During 1997, the Company announced a strategic alliance with the Document Solutions Division of Moore Corporation to sell and distribute forms in the Company's Northeast Region.

     Printing Paper Products

     Kelly Paper operates a wholesale cash and carry printing and communication paper and printing supplies business primarily for small commercial printers through a central warehouse in Whittier, California, and 35 wholesale stores located in California, Arizona and Nevada. Over 85% of Kelly Paper's sales are made from its wholesale stores, with the balance made from its central warehouse. A typical store is approximately 14,000 square feet in size. Kelly Paper plans to open five to eight additional stores in the western United States in the next three years.

SALES AND MARKETING

     Overview

     The Company's marketing strategy is designed to increase its customer base of medium- and large-sized businesses and institutions by flexibly and responsively demonstrating to customers and potential customers that the total overall cost of managing their office products needs can be reduced by focusing on process cost reduction. The Company works with customers to simplify and reduce the costs of the office product procurement process by providing services such as customized and tailored catalogs, electronic as well as paper requisition forms, CD ROM catalogs with built-in order logic, EDI and Internet ordering. The Company's release of SyntraNet(SM), a full-line Internet ordering system, in 1997 was an important initiative in assisting customers in achieving their process cost reduction goals. The Company has implemented its NSS program to service its growing base of customers with multiple locations across broad geographic areas. This program includes the establishment of common product and pricing data, the implementation of a telecommunications network and a common order-entry as well as order-management system. This system enables the Company to provide customers with consolidated reports, billing and other useful customer information as well as serve as the foundation for the development of additional common customer service and operating systems. In 1997, national account sales exceeded 14% of the Company's net sales in the United States.

     The Company markets its products and services to customers through a local dedicated sales force using the Company's centrally produced full-color catalogs of its product and service offerings in each of the United States, The Netherlands, Germany, Sweden and the United Kingdom. Most of the office products offered in these main catalogs are kept in stock at the Company's distribution centers. Additionally, in the United States, the Company is linked electronically to certain of its suppliers so that items not in stock can be delivered to a customer on a next-day basis and the Company can better manage its inventory levels. In addition to its main catalogs in each country, the Company produces a substantial number of customized and promotional catalogs. Together, BT Office Products' local sales force and catalogs are key elements of its marketing strategy.

     Through its contract with Kinko's, the Company has begun to focus its sales and marketing efforts on opportunities in the small office and home office markets. In addition, in select markets, BT Office Products intends to pursue initiating Internet catalog ordering for the small and home office buyer. Finally, the Company intends to continue its direct mail and telemarketing activities in select markets.

     The Company's centralized merchandising departments in the U.S. and Europe produce many of the major selling tools of the Company. Since all product selections and supplier contact are the responsibilities of the merchandising department, the Company has opportunities both to maximize efficiencies through product selection and to leverage the substantial buying power of the Company. The advertising function in the U.S., which is a part of the merchandising department, provides the marketing materials to support the more than 1,100 outside sales representatives of the Company. The centralization of advertising provides buying power in materials and consistency in the message and image of the Company's services. The merchandising functions are coordinated between the United States and Europe to support the Company's appeal to customers seeking service in multiple countries.

     Sales Force

     The Company uses a variety of sales approaches tailored to the specific needs of its customers. The majority of the Company's sales are conducted through a sales force of approximately 1,100 persons in the United States, 375 in Germany, 200 in The Netherlands, 70 in Sweden and 20 in the United Kingdom. Most of the sales force in the United States is compensated on a commission basis and most of the sales force in Europe is compensated on a salaried basis. The Company services its customers through sales personnel and customer service representatives.

     The Company's sales force assists its customers with the implementation of a comprehensive office products procurement system, which includes the supply of office products as well as the provision of customized services, such as specialized catalogs and electronic order entry. Management is committed to provide training for its sales force, with the objective of enabling sales personnel to educate customers as to the total overall costs of managing their office products needs and assisting customers in designing programs to minimize these costs. The Company has initiated a college recruiting program in order to expand its local sales force to meet the needs of its customers.

     Catalogs

     The Company annually publishes a full-color catalog of its office products offerings in the United States (containing approximately 10,000 SKUs) and in Germany, The Netherlands, Sweden and the United Kingdom (each containing approximately 6,000 SKUs). The catalogs consist of a narrative and pictorial selling presentation, prices and a description of each item's uses and features, as well as descriptions of the services available to customers. The Company also produces other specialty catalogs for its marketing efforts, targeted to customers by size and/or type. In addition, the Company also provides customized catalogs containing 100 to 500 SKUs of office products for its larger customers, and CD ROM catalogs with built-in order logic and EDI capability. The Company generally does not utilize newspaper, radio or other forms of mass media advertising.

     Classic Licensing Program

     The Company sells its Classic private label brand of office products in Europe through a network of dealers under its Classic licensing program. This licensing program supplements the Company's direct sales of Classic products in Germany, The Netherlands, Sweden and the United Kingdom in markets not otherwise serviced through its wholly-owned distributors. Under the Classic license program, the Company enters into agreements with independent office products dealers, granting exclusive distribution arrangements for the Classic brand of office products in a specific geographic area. The Classic program thus enables the Company to establish a business relationship with a large number of local dealers across Europe, some of which may become attractive acquisition candidates. Currently, there are 66 participating independent dealers in the Classic license program in Germany. The Company has entered into license agreements with one dealer in each of Austria, Italy, Switzerland and the Baltic States.

     The Company offers participating dealers a full menu of services, including catalogs, direct marketing assistance, promotions and order fulfillment. Through the use of the Company's warehouse and distribution facility in Langenlonsheim, Germany (near Frankfurt), a participating dealer has the ability to offer next-day delivery in a cost-effective manner and to take advantage of the centralized logistics (e.g., stock control, picking, packing and shipping), merchandising and information systems of the Company. In this capacity, the Company serves as a wholesaler to the Classic license program participants, permitting them to reduce inventory and distribution facilities costs. As a result, small local dealers have the ability to offer their customers products and services comparable to those of larger and better capitalized office products dealers without the expense of carrying larger product inventories.

     In addition to the revenue the Company generates on the sales of its Classic products and the annual licensing fees paid by the participating dealers, the Company realizes other economic benefits from these arrangements. Because participating dealers are required to (i) participate in the Company's Classic brand marketing activities, thereby broadening the market for the Classic name, and (ii) buy Classic products from suppliers of the Company, the purchasing power of the Company, and therefore the dealers as well, is increased without requiring any incremental investment by the Company.

CUSTOMERS

     No single customer accounted for more than 1% of the Company's sales in 1997. The Company's customers include many Fortune 500 companies, other large corporations, banks, financial services companies, governmental entities and educational institutions. Many customers have multiple locations that are serviced by the Company's operating divisions.

PURCHASING

     The Company purchases a large majority of its products in volume directly from manufacturers or major office products wholesalers, who deliver the merchandise to each of the Company's distribution centers. Generally, the Company has been able to return any unsold or obsolete office products inventory to its suppliers, resulting in minimal inventory write-offs. However, no assurance can be given that the Company's suppliers will continue to offer this return policy in the future.

     To maximize its purchasing power, the Company's purchasing strategy has been to establish preferred relations with certain suppliers with whom the Company can capitalize on purchasing economies. This "preferred supplier" strategy creates advantageous pricing relationships for the Company and has led to competition among suppliers for inclusion in such group. To further maximize its purchasing power, the Company has been consolidating, and will continue to consolidate, its purchases from key suppliers to increase its importance to those suppliers, including the sourcing of the office products sold under the "BT MASTERBRAND(TM)," "Masterbrand" and "Classic" brand names. Additionally, the Company has utilized, and will continue to utilize, its ability to provide suppliers access to international markets as part of its purchasing strategy.

     Certain of the Company's suppliers are linked through EDI with the Company's on-line order entry system. Products ordered through the Company's on-line order entry system that are not in stock are automatically purchased by the Company through EDI from the Company's suppliers. These products are delivered by such suppliers to the Company's warehouses in time for next-day delivery to the customer with other ordered products.

     During the fiscal year ended December 31, 1997, the Company purchased merchandise from over 500 suppliers in the United States. The largest supplier accounted for approximately 14% of the Company's total U.S. purchases, and the ten largest suppliers accounted for approximately 48% of total U.S. inventory purchases. Although a substantial portion of the Company's purchases are concentrated with a relatively small number of suppliers, the Company believes that alternative sources of supply are available for virtually every product it sells. However, the Company believes that customer brand preference is an important factor in the purchase of certain office products and that its competitive position is enhanced by the inclusion of popular brand name items. The Company considers its relationship with its suppliers to be good and has not experienced any difficulty in sourcing its merchandise.

LOGISTICS

     The Company receives orders through its electronic commerce systems, as well as by traditional telephone, fax and mail-in purchase order methods. After an order has been placed with the Company, picking documents are created for those items in stock and routed to the appropriate distribution center for order fulfillment. At the same time, the Company's EDI systems transmit those portions of the orders not in stock to the Company's suppliers. The Company has arrangements with various suppliers to receive product on a same-day basis. These items are combined with in-stock items to accommodate customer delivery requests. In 1997, the Company filled over 98% of orders for office products from customers in the United States on either a same-day or next-day shipment basis, depending on the customer's specific needs. Through its advanced logistics systems, the Company processes thousands of orders daily so that it can offer its customers such delivery services.

     The Company's distribution centers use automated routing software, scanning and conveyor or carousel picking technology to enhance accuracy and efficiency. After an order is picked and packed, conveyors and overhead scanning systems are utilized to route and manifest outgoing customer deliveries. Significant detailed reporting is available to optimize warehouse productivity, inventory turns, SKU selection and sourcing decisions and to evaluate supplier performance.

     The Company's distribution centers have a logistical and economic reach of up to approximately six hours by truck in any direction. The Company uses a combination of owned and leased vehicles and third-party services to deliver office products.

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

COMPETITION

     The Company operates in a highly competitive environment which has resulted in pressure on gross profit levels for the past few years. The principal competitive factors in the office products distribution industry are service, price, product quality and product offerings. Management believes that increasing industry-wide competition and price sensitivity of customers will continue to exert pressure on gross profit levels in the future.

     The Company's principal competitors, depending upon the regions in which it operates, are national office products distributors, traditional contract stationers, direct mail order companies, retail office products superstores and stationery stores. With respect to medium- and large-sized businesses and other institutions, which are the Company's target market, management believes that existing customers and potential customers prefer to deal with large value-added office products distributors, such as the Company, which can provide the lowest total overall cost of managing their office products needs, high levels of service, convenience and rapid delivery.

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

     Historically, the German market was highly fragmented and customers in Germany were serviced to a large extent by local dealers who generally operated within a local or regional territory. Consolidation within the German market was occurring at a slow pace. However, in 1997, several international contract stationers entered into or continued their expansion within the German market. This trend is anticipated to continue as the local dealers are pressured to compete with these international companies. The Company's largest competitors in Germany include Corporate Express, Inc., Guilbert S.A., Lyreco and Viking Office Products.

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

EMPLOYEES

     At December 31, 1997, the Company employed approximately 6,650 persons. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company's principal executive offices are located at 2150 East Lake Cook Road, Buffalo Grove, Illinois 60089. The Company owns and leases properties for use in the ordinary course of business. The leases expire at various times through 2022, and many of the Company's leases contain options to renew and/or purchase the property. The Company's European operations are managed and coordinated from its European headquarters in Amsterdam.

     As of February 27, 1998, the Company's principal distribution centers were as follows:

United States                                    Europe
  Phoenix, Arizona                               Germany
  Newark, California                               Langenlonsheim
  Rancho Dominguez, California                     Maisach bei Munich
  Aurora, Colorado                                 Scharnhausen
  Tampa, Florida                                   Wupertal
  Atlanta, Georgia                                 Ulm-Lehr
  Chicago, Illinois(1)                           The Netherlands
  Indianapolis, Indiana                            Berkel (Rotterdam)
  Springdale, Maryland                             Capelle aan den IJssel
  Needham, Massachusetts                           Gorinchem
  Warren, Michigan                                 Utrecht
  Plymouth, Minnesota                              Zaandam (Amsterdam)
  Vinita Park, Missouri                            Zwolle
  North Bergen, New Jersey                       Sweden
  Albuquerque, New Mexico                          Boras
  New York, New York                             United Kingdom
  Greensboro, North Carolina                       Reading
  Lewis Center, Ohio
  Portland, Oregon
  Glenfield, Pennsylvania(1)
  Philadelphia, Pennsylvania
  Arlington, Texas
  Houston, Texas
  Salt Lake City, Utah

-------------------------
(1) These sales and distribution centers are owned by the Company. All other distribution centers and distribution breakdown facilities are leased by the Company.

     The Company's Kelly Paper operation maintains a central distribution center of approximately 82,000 square feet in Whittier, California as well as 31 wholesale stores in California, three in Arizona and one in Nevada.

     Although the Company believes that its distribution facilities are generally adequate for its current level of business, the Company believes that its operations in certain markets may require new or expanded facilities in the next several years.

     As of February 27, 1998, the Company had 56 principal sales branches in the United States and 52 principal sales branches in Europe.

ITEM 3. LEGAL PROCEEDINGS

     BT Office Products has been served with several class action complaints that have been filed in the Court of Chancery of the State of Delaware. The actions allege breach of fiduciary duties and related claims against KNP BT, the Company and certain of its directors in connection with the January 22, 1998 announcement that KNP BT was prepared to make an offer to purchase the outstanding shares of the Company that it does not already own. The defendants intend to defend the lawsuits vigorously and the Company does not expect such lawsuits to have a material adverse effect on the financial condition or results of operations of the Company.

     The Company is also involved in various ordinary routine legal proceedings incidental to the conduct of its business. Management does not believe that any of these legal proceedings will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
  SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
  AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company (NYSE symbol: BTF) commenced trading on the New York Stock Exchange (the "Exchange") on July 19, 1995. Prior to that time, there was no market for the Common Stock of the Company. The following table sets forth the range of high and low sale prices of the Company's Common Stock on the Exchange for each quarterly period during the fiscal years ending December 31, 1997 and 1996.

                                   FISCAL 1997                      FISCAL 1996
                         -------------------------------    ----------------------------
                             HIGH              LOW              HIGH            LOW
                         -------------    --------------    ------------    ------------
First quarter........     11 1/8            6 7/8            23 1/2          13
Second quarter.......      9                7 1/4            23 7/8          15 1/2
Third quarter........     13                7 5/16           17 7/8           9 7/8
Fourth quarter.......     12 7/16           6 11/16          14               8 1/8

     As of March 4, 1998, there were approximately 214 holders of record of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for each of the five years ended December 31, 1993 through 1997. The selected statement of operations data and balance sheet data have been derived from the Company's audited financial statements. The information contained herein should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements of the Company for the three years ended December 31, 1997, and the notes thereto included herein.

                                                          YEAR ENDED DECEMBER 31
                                         ---------------------------------------------------------
                                            1997         1996        1995      1994(9)      1993
                                         ----------   ----------   ---------   --------   --------
                                            (In thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA:
Net sales:
  United States........................  $1,147,689   $1,086,960   $ 833,010   $589,823   $469,263
  Europe...............................     471,055      325,554     299,360    199,718    117,591
                                         ----------   ----------   ---------   --------   --------
     Total.............................   1,618,744    1,412,514   1,132,370    789,541    586,854
Costs of products sold.................   1,162,737    1,004,713     819,078    557,737    408,514
                                         ----------   ----------   ---------   --------   --------
Gross profit...........................     456,007      407,801     313,292    231,804    178,340
                                         ----------   ----------   ---------   --------   --------
Selling and administrative expenses....     383,758      345,879     266,163    197,088    157,370
Depreciation and amortization..........      16,485       13,693      10,339      7,796      6,961
Amortization of intangibles............      10,636       10,046       8,117      6,111      4,737
                                         ----------   ----------   ---------   --------   --------
Operating income (loss):
  United States........................      34,836       31,335      22,797     18,541     12,879
  Europe...............................      10,292        6,848       5,876      2,268     (3,607)
                                         ----------   ----------   ---------   --------   --------
     Total.............................      45,128       38,183      28,673     20,809      9,272
                                         ----------   ----------   ---------   --------   --------
Other income (expense):
  Interest income and other............       2,749        2,091       1,287        629        339
  Equity in earnings (loss) of
     affiliated company(1).............          --           --          --       (112)       153
  Interest expense.....................     (15,283)      (7,401)     (3,561)    (4,389)    (2,122)
  Interest expense to affiliates(2)....        (639)      (5,172)    (12,372)   (12,641)   (10,078)
                                         ----------   ----------   ---------   --------   --------
     Total.............................     (13,173)     (10,482)    (14,646)   (16,513)   (11,708)
                                         ----------   ----------   ---------   --------   --------
Income (loss) before income taxes and
  cumulative effect of accounting
  change...............................      31,955       27,701      14,027      4,296     (2,436)
Income tax expense.....................      14,700       13,000       7,337      4,455      1,764
                                         ----------   ----------   ---------   --------   --------
Income (loss) before cumulative effect
  of accounting change.................      17,255       14,701       6,690       (159)    (4,200)
Cumulative effect of accounting change,
  net of income tax benefit(3).........          --           --          --         --       (692)
                                         ----------   ----------   ---------   --------   --------
Net income (loss)......................  $   17,255   $   14,701   $   6,690   $   (159)  $ (4,892)
                                         ==========   ==========   =========   ========   ========
PER SHARE DATA(4):
Income (loss) before cumulative effect
  of accounting change.................  $      .52   $      .44   $     .24   $   (.01)  $   (.18)
Net income (loss)--Basic...............         .52          .44         .24       (.01)      (.21)
Net income (loss)--Diluted.............         .51          .44         .24       (.01)      (.21)
OPERATING DATA:
Selling and administrative expenses as
  a percentage of net sales............        23.7%        24.5%       23.5%      25.0%      26.8%
Distribution centers (at period end)...          37           37          38         28         19
Inventory turns(5).....................         9.0x         9.5x        9.8x       8.9x       8.1x
BALANCE SHEET DATA (AT PERIOD END):
Total assets...........................     763,701      742,819     524,647    429,371    287,794
Short-term debt(6).....................     225,407       47,934      25,619    282,015    174,114
Long-term debt(7)......................      31,837      219,702      99,551     13,399     23,521
Stockholders' equity(8)................     273,713      268,652     260,235     21,933      7,707

                                                   (footnotes on following page)

(footnotes for preceding page)
------------------------------
(1) Represents earnings (loss) on the Company's 40% interest in Bierbrauer + Nagel GmbH & Co. KG ("B+N") accounted for on the equity method through June 30, 1994. Effective July 1, 1994, the operating results of B+N have been consolidated with those of the Company reflecting the acquisition of the remaining 60% beneficial interest in B+N.

(2) The substantial decrease in interest expense to affiliates in 1996 was largely attributable to the pay down of debt with proceeds from a $250 million revolving credit facility.

(3) In 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The effect of this adoption increased 1993 net periodic postretirement cost by $1.1 million and increased the 1993 net loss by $692,000.

(4) For 1994 and 1993, gives effect to a stock split that occurred in connection with the Reorganization resulting in 23,400,000 shares outstanding.

(5) Inventory turns are calculated by dividing (i) the inventory costs of products sold by (ii) the average of the ending inventory balance from the prior fiscal period and the current fiscal period, except for acquisitions made during the current period, for which inventory balances are weighted for the portion of the period included in operations.

(6) Short-term debt includes amounts due within twelve months to third parties and affiliates of KNP BT, including the current portion of long-term debt. For 1997, the $194.7 million outstanding under the syndicated bank Competitive Advance and Revolving Credit Facility (the "Bank Credit Agreement") has been classified as current portion of the long-term debt. The balances in 1994 and prior years consisted principally of amounts due to affiliates of KNP BT. The Company also received in 1995 and 1994 non-interest bearing advances from affiliates of KNP BT associated with acquisitions during these periods totaling $21.9 million and $43.9 million, respectively.

(7) Consists of long-term debt with third parties, affiliates of KNP BT, and capitalized leases, less current portion.

(8) The Company has never declared or paid cash dividends on its Common Stock.

(9) In March 1996, the Company discovered certain accounting and financial reporting irregularities at its New York Division. The irregularities involved misstatements in the reporting of gross profit margins and operating expenses principally in 1995 and 1994, as well as concealment in the accounting records of theft of Company assets. The impact of the charges associated with these issues resulted in a reduction of operating income for 1995 by approximately $7.5 million and for 1994 by approximately $2.9 million. An independent investigation, completed in August 1996, uncovered no basis for any further adjustment to the financial statements.

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

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to consolidated net sales of certain items in the Company's consolidated statement of operations:

                                                                1997       1996       1995
                                                                -----      -----      -----
Net sales:
  United States.............................................     70.9%      76.9%      73.6%
  Europe....................................................     29.1       23.1       26.4
                                                                -----      -----      -----
     Total..................................................    100.0      100.0      100.0
Costs of products sold......................................     71.8       71.1       72.4
                                                                -----      -----      -----
Gross profit................................................     28.2       28.9       27.6
Selling and administrative expenses.........................     23.7       24.5       23.5
Depreciation and amortization...............................      1.0        1.0        0.9
Amortization of intangibles.................................      0.7        0.7        0.7
                                                                -----      -----      -----
Operating income:
  United States.............................................      2.2        2.2        2.0
  Europe....................................................      0.6        0.5        0.5
                                                                -----      -----      -----
     Total..................................................      2.8        2.7        2.5
                                                                -----      -----      -----
Other income (expense):
  Interest income and other.................................      0.2        0.1        0.1
  Interest expense..........................................     (0.9)      (0.5)      (0.3)
  Interest expense to affiliates............................     (0.1)      (0.4)      (1.1)
                                                                -----      -----      -----
Income before income taxes..................................      2.0        1.9        1.2
Income tax expense..........................................      0.9        0.9        0.6
                                                                -----      -----      -----
Net income..................................................      1.1%       1.0%       0.6%
                                                                =====      =====      =====

    Year Ended December 31, 1997 Compared
      with Year Ended December 31, 1996

     Net sales increased to $1,618.7 million in 1997 from $1,412.5 million in 1996, an increase of $206.2 million or 14.6%. The increase in sales was driven by growth from acquisitions of 12.7% and sales at the Company's existing locations of 4.6%, while currency translation had a negative impact of 2.7%.

     Net sales in the United States increased to $1,147.7 million in 1997 from $1,087.0 million in 1996, an increase of $60.7 million or 5.6%. The incremental impact of the Company's 1996 U.S. acquisitions accounted for 0.5% of the growth in 1997. Increased sales at the Company's existing operations accounted for the remaining 5.1% of growth. The Company believes the principal factors contributing to its internal growth were increased sales to existing and new accounts and 1996 add-on acquisitions in existing markets. Net sales in the United States were negatively impacted by increasingly competitive market conditions and lower paper prices.

     Net sales in Europe increased to $471.0 million in 1997 from $325.5 million in 1996, an increase of $145.5 million or 44.7%. The incremental impact of 1996 and 1997 acquisitions accounted for 53.5% of the European sales growth in 1997. Excluding the negative impact of currency translation of 11.9%, sales growth at existing locations increased 3.1% for the year ended 1997, compared to 1996. The Company believes that internal growth continues to be negatively effected by the continued softness in the German economy, where approximately 50% of the Company's European sales originate.

     Gross profit as a percentage of net sales was 28.2% in 1997 as compared to 28.9% in 1996, a decrease of 0.7%. The decrease was attributable primarily to highly competitive market conditions resulting in lower product margins, a shift in product mix particularly in Europe due to the impact of late 1996 acquisitions, and fluctuations caused by the use of the LIFO method in valuing the U.S. inventory.

     Selling and administrative expenses, expressed as a percentage of net sales, were 23.7% in 1997 compared to 24.5% in 1996, a decrease of 0.8%. The impact of late 1996 and 1997 acquisitions, which principally occurred in Europe, had the effect of increasing current year costs by 0.1%. Additionally, the Company's provision for doubtful accounts increased from 0.1% in 1996 to 0.4% in 1997, principally due to unfavorable collection experience. In the United States, where selling and administrative expenses were down 0.6%, the focus in 1997 was on rationalizing the business, integrating recent acquisitions and controlling other costs. The printed forms management business in New York was outsourced in September 1997 as part of a strategic alliance with the Document Solutions Division of Moore Corporation. While reducing operating costs, this alliance will also provide the Company printing industry expertise. Additionally, warehouses in Iowa, Florida and California were integrated into existing larger facilities. As a result of these and other efforts to focus on staffing and logistic requirements, total U.S. personnel was approximately 1.5% lower than the previous year-end. In Europe, active labor cost control programs in Germany and the United Kingdom led to favorable cost levels expressed as a percentage of sales. These expenses also included $2.1 million in 1997 related to personnel reduction costs principally related to the former Chief Executive Officer and $3.1 million in 1996 related to special investigation costs at the Company's New York Division.

     In December 1997, the Company announced its U.S. plan to implement an enterprise-wide system solution, known as Project Millennium, which is designed to standardize business processes, centralize certain business functions, and enhance customer service capabilities. Total selling and administrative expenses incurred on the project in 1997 of $2.4 million included a fourth quarter one-time charge of $1.0 million for normal severance costs and facility consolidation costs. The 1996 selling and administrative expenses of $1.0 million related entirely to design phase costs incurred in the analysis of existing systems and business processes. Ongoing project costs associated with the dedicated internal functional teams, outside consultants, maintenance and facility costs are being capitalized or expensed in accordance with accounting guidance. Additionally, ongoing costs will include systematic accrual of supplemental severance and retention payments, duplicate staffing expenses while centralized functions are implemented prior to local functions being eliminated, increased costs associated with maintenance contracts on the new hardware and software and training costs.

     The Company anticipates the implementation of the new systems will take approximately three and one half years. The Company expects approximately 110 current job positions to be eliminated as a result of consolidating and centralizing certain functions. It is anticipated that additional labor savings will be achieved through normal staff attrition in the customer service and warehouse operations areas after the new systems and processes have been implemented. The Company expects to realize some economic benefits from the project starting in late 1998, although earnings for 1998 and 1999 will be adversely impacted until sufficient benefits can be realized to offset ongoing costs. However, the Company does anticipate year-over-year earnings growth for 1998.

     Operating income as a percentage of net sales was 2.8% in 1997 as compared to 2.7% in 1996, an increase of 0.1%. Excluding the Project Millennium costs, personnel reduction costs and New York special investigation costs described above, operating income as a percentage of net sales would have been 3.1% in 1997 compared to 3.0% in 1996, or an increase of 0.1%. The dollar growth in operating income reflects the effects of the Company's 1996 and 1997 European acquisitions, which were accretive to earnings, and cost containment as the Company rationalizes existing operations and integrates acquisitions.

     Interest expense, including affiliated interest expense, increased to $15.9 million in 1997 from $12.6 million during 1996. The increase was primarily attributable to interest expense on debt associated with the new acquisitions and capital investments in 1997 and 1996. In 1997, capitalized interest related to Project Millennium financing totaled $0.4 million.

     Net income increased to $17.3 million in 1997 from $14.7 million in 1996. Increased operating income at existing operations and acquisitions were offset slightly by higher interest costs. The effective income tax rate was approximately 46% for 1997 as compared to 47% for 1996. This rate decrease is primarily due to the effects of non-deductible goodwill amortization and other permanent differences against a relatively higher pre-tax income base in 1997, as well as the change in the composition of income earned in countries which have varying tax rates.

    Year Ended December 31, 1996 Compared
      with Year Ended December 31, 1995

     Net sales increased to $1,412.5 million in 1996 from $1,132.4 million in 1995, an increase of $280.1 million or 24.7%.

     Net sales in the United States increased to $1,087.0 million in 1996 from $833.0 million in 1995, an increase of $254.0 million or 30.5%. The Company's 1996 acquisitions and the incremental impact of its 1995 acquisitions accounted for $89.7 million of the increase. Increased sales at the Company's existing operations accounted for the remaining $164.3 million of the increase, or a growth rate at existing locations of 19.7%. The Company believes that the principal factors contributing to this growth were increased sales to existing and new accounts and add-on acquisitions at ten divisions.

     Net sales in Europe increased to $325.5 million in 1996 from $299.4 million in 1995, an increase of $26.1 million or 8.7%. The Company's acquisitions of the Keller + Roth Group and Bax in July 1996 and Bjorsell in December 1996 accounted for $27.6 million of the increase. Increased sales at the Company's existing operations, excluding the negative impact of currency translation, accounted for $20.6 million of the increase, or a growth rate at existing locations of 6.9%. The Company believes that the principal factor contributing to this internal growth was sales associated with an add-on acquisition in Germany. European sales have been impacted by the softness in the German economy. Offsetting the increase in net sales during 1996 from acquisitions and internal growth was a $13.5 million negative impact of currency translation. In addition, net sales for 1995 were favorably impacted by $8.6 million for the personal computer sales and service operations of Bierbrauer & Nagel GmbH & Co. KG, which was transferred to the Information Systems Division of KNP BT effective July 1, 1995.

     Gross profit as a percentage of net sales was 28.9% in 1996 compared to 27.6% in 1995, an increase of 1.3%. The increase was attributable primarily to improved margin management, higher margins on paper and related product sales of approximately 0.4%, and a lower LIFO charge associated with inventory cost decreases in the U.S. amounting to 0.3%.

     Selling and administrative expenses, expressed as a percentage of net sales, were 24.5% in 1996 compared to 23.5% in 1995, an increase of 1.0%. The fluctuation was attributable primarily to the impact on costs due solely to lower U.S. selling prices on paper and related products of 0.4%, higher professional fees associated with the New York Division investigation of 0.2%, higher facility costs associated with four new distribution centers of 0.2%, costs relating to Project Millennium of 0.1%, and declining sales associated with the existing operations in Germany against a relatively fixed expense base of 0.1%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior to July 1995, the Company relied upon cash flow from operations, capital contributions from KNP BT, and cash from revolving credit facilities with KNP BT to fund working capital, capital expenditures and acquisitions. In July 1995, the Company completed the sale of 10 million shares of Common Stock in the Offering. Of the Net Proceeds of $98.4 million, the Company used $65.8 million to repay, in full, non-interest bearing advances from affiliates of KNP BT made in 1994 and 1995 to finance acquisitions. The Company used the remaining Net Proceeds to reduce outstanding indebtedness under the interest bearing advances from affiliates of KNP BT made to the Company for working capital and other general corporate purposes. Upon the completion of the Offering, the Company also entered into a $200 million long term credit agreement with KNP BT Antilliana N.V. ("Antilliana"), an affiliate of KNP BT (the "Antilliana Credit Agreement"), to provide funds for working capital and other general corporate purposes.

     On August 2, 1996, the Company entered into a five-year, non-amortizing $250 million syndicated bank Competitive Advance and Revolving Credit Facility Agreement (the "Bank Credit Agreement"). The Bank Credit Agreement was used to pay down existing debt owing to affiliates of the Company and is being used for working capital needs and general corporate purposes, including acquisitions. Effective in August 1996, the Company reduced the commitments available under the Antilliana Credit Agreement to $50 million, of which $15.0 million was available through an affiliated Delaware corporation to support the U.S. cash management activity.

     The Bank Credit Agreement, as amended in December 1996 and May 1997, contains various loan covenants calculated quarterly including a maximum leverage ratio based on total debt to pro forma EBITDA (3.75 to 1 for each of the four quarter rolling periods ending on or before March 31, 1998, and reducing to 3.25 to 1 in subsequent quarters), a minimum EBITDA less capital expenditures to interest ratio, and a minimum net worth requirement. In addition, under a change in control clause, an event of default would occur if any person or group, other than KNP BT or its affiliates, shall own more than 50% of the voting shares of the Company.

     The Company utilizes revolving lines of credit providing an aggregate of $22.5 million to fund the Company's U.S. cash management requirements. Amounts outstanding under such lines are payable on demand. The Company also utilizes the 70 million Netherlands Guilders ("NLG") Affiliate Credit Agreement (approximately $35 million), available through KNP BT Europcenter N.V. ("Europcenter"), an affiliate of KNP BT, to fund its European needs, including acquisitions. This agreement, which expires in July 1999, replaced the Antilliana Credit Agreement. See "Certain Relationships and Related Transactions--Credit Facilities."

     Cash provided by operating activities in the year ended December 31, 1997 was $34.5 million, which included $17.3 million of net income and $28.7 million of non-cash depreciation and amortization charges. Significant cash requirements for 1997 included $17.8 million related to acquisitions and $28.2 million for capital expenditures. These requirements were partially financed by $10.1 million of net borrowings under notes payable, long-term obligations and obligations with affiliates.

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

     Cash used for operating activities for the year ended December 31, 1995 was $0.3 million. The Company generated cash flows of $6.7 million from net income and $19.8 million from non-cash depreciation and amortization charges. The cash flow was used to finance its net cash needs of $26.8 million for other operating activities. An increase in accounts receivable accounted for $32.7 million of these needs. The increase in accounts receivable was attributable to higher sales levels in the U.S. and Europe. Other significant cash requirements in 1995 included $161.4 million for the repayment of amounts due under the credit facility with KNP BT and its affiliates, $37.2 million related to acquisitions, $21.9 million for capital expenditures and $.7 million for the net repayment of notes payable and long-term obligations. Remaining cash for these activities and other uses of funds were provided by the $118.0 million Capital Contribution and the Net Proceeds of the Offering.

     In 1997, the Company had total capital expenditures of $28.2 million, of which approximately $15 million related to the purchase of software and related programming costs associated with Project Millennium. The Company has budgeted aggregate capital expenditures of $52 million for the year ended December 31, 1998. These budgeted expenditures include $25 million for Project Millennium, as well as investments in other information technology systems and improvements to existing distribution centers.

     Since August 1996, the Company has principally relied upon the $250 million Bank Credit Agreement to fund its operations and acquisition growth. At December 31, 1997, borrowings under the Bank Credit Agreement totaled $194.7 million. The Bank Credit Agreement contains financial covenants, the most restrictive of which currently limits the Company's ability to fully utilize the remaining available capacity. During the next twelve months, the Company does not believe that internally generated earnings and related cash flow requirements for capital expenditures and working capital will be sufficient to comply with all of the existing financial covenants contained in the Bank Credit Agreement. As a result, borrowings under the Bank Credit Agreement have been classified as current portion of long-term obligations in the consolidated balance sheet.

     The Company's majority shareholder, KNP BT, has advised the Company that it will support the Company during 1998 and use its best efforts to prevent any default or event of default that may arise under the Bank Credit Agreement. As described in the Notes to the Company's Consolidated Financial Statements, KNP BT has announced that it is prepared to make an offer to purchase the outstanding shares of the Company that it does not already own in a so-called "going private" transaction. If the going private transaction is completed, KNP BT has advised the Company that it intends to reduce or eliminate its existing indebtedness under the Bank Credit Agreement and/or otherwise cause such indebtedness to be refinanced. If the going private transaction is not completed, the Company intends to renegotiate the existing Bank Credit Agreement so as to avoid or cure any such default or defaults or event or events of default and/or to refinance the indebtedness under the Bank Credit Agreement, in either case, at a cost that is not expected to be material to the Company's 1998 results of operations. Pending the resolution of this transaction, the Company needs to evaluate longer term solutions for its working capital and capital expenditure requirements as well as funding for potential future acquisitions.

YEAR 2000 ISSUES

     The Company is currently in the process of evaluating its systems and related communications equipment for the impact of the Year 2000 issue. In the United States, the Company has made a decision, as part of the overall analysis of its existing systems and business processes under Project Millennium, to convert in 1998 the application systems at several of the smaller sites to one of the two main applications systems used by larger divisions of the Company. The Company believes the Year 2000 compliant code for these two main application systems, which are currently operated by external computer software firms, already exists or will be available in 1998. The Company has recently engaged an outside consulting firm to assist the Company in the evaluation of these two application systems. Any modifications deemed appropriate will be coordinated with the implementation timetable of Project Millennium to ascertain earliest compliance. The software applications selected as part the enterprise-wide systems solution of Project Millennium are Year 2000 compliant. A similar evaluation of systems and related communication equipment is being conducted for the Company's European operations. In addition, the Company's European operations are also evaluating their systems for dual currencies with the planned introduction of the Euro currency effective January 1, 1999. The Company is still quantifying the costs relating to this issue. Such costs may be material to the quarterly financial results. If the Company or any of its significant vendors or customers does not successfully and timely complete such changes, the Company's business could be materially adversely affected.

EFFECTS OF FLUCTUATIONS IN FOREIGN CURRENCY
  EXCHANGE RATES

     Approximately 29% of the Company's net sales and operating expenses are generated from its European operations and are denominated in a variety of currencies other than U.S. dollars. Each of the Company's European operations conducts substantially all of its business in its local currency with minimal cross-border product movement. As a result, these operations are not subject to material operational risks associated with fluctuations in exchange rates. The Company's results of operations, however, are impacted by the translation rate of the European operations' currencies into U.S. dollars. Additionally, because the Company intends to expand the size and scope of its international operations, this exposure to fluctuations in exchange rates will be increased. Accordingly, no assurance can be given that the Company's results of operations will not be adversely affected by fluctuations in foreign currency exchange rates. Although the Company currently does not engage in any activities with respect to hedging its exposure to such fluctuations, it may consider engaging in such efforts in the future.

INFLATION

     The Company does not believe that inflation has had a material impact on its business or results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

OTHER

     In June 1997, the FASB issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement, effective for fiscal years beginning after December 15, 1997, will require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 8, "Elements of Financial Statements," as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company is evaluating the effects of this pronouncement.

     Also in June 1997, the FASB issued Statement No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating the effects of this pronouncement.

     In February 1998, the FASB issued Statement No. 132 ("SFAS 132"), "Employers Disclosures about Pensions and Other Postretirement Benefits." This statement, effective for fiscal years beginning after December 15, 1997, standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in benefit obligations and fair values of plain assets and eliminates certain currently required disclosures. The Company is evaluating the effects of this pronouncement.

FORWARD LOOKING STATEMENTS

     Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the ability to finance and successfully complete and integrate future acquisitions; mix of sales by product category and country; continual competitive pressure on pricing and margins; delays in implementing the technological and operational changes planned under Project Millennium; the volatility of paper prices; the fluctuation in interest rates; and the expansion into international markets, including currency exchange rates and general market conditions.

ITEM 8. FINANCIAL STATEMENTS AND
  SUPPLEMENTARY DATA

     See Item 14 below for a listing of financial statements and the financial statement schedule included therein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
  ACCOUNTANTS ON ACCOUNTING AND
  FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT

DIRECTORS

     Certain information regarding each director is set forth below, including such individual's age and principal occupations, a brief account of business experience during at least the last five years, other directorships currently held and the year in which the individual was first elected a director of the Company. The directors hold office until their successors are elected and qualified or until their earlier removal or resignation.

     Frans H.J. Koffrie, age 45, has served as Chairman of the Company's Board of Directors since January 1998, as Acting President and Chief Executive Officer of the Company since August 1997 and as a member of the Company's Board of Directors since January 1996. Mr. Koffrie has also served as a member of the Executive Board of KNP BT since June 1993 and as Chairman of the Executive Board of the Distribution Group of KNP BT since January 1996, in which capacity Mr. Koffrie has senior management responsibilities for various divisions of the Distribution Group including the Paper Merchanting Division, the Graphic Systems Division in Europe and Asia, the Information Systems Division and the Office Products Division. He previously served as a member of the Executive Board of the VRG Groep N.V. from April 1990 to March 1993.

     Lorrence T. Kellar, age 60, has served as a member of the Company's Board of Directors since January 1996. Mr. Kellar has been a Vice President-Real Estate of Kmart Corporation since May 1996. Mr. Kellar also currently serves as a member of the Board of Directors of Multi-Color Corporation and Loehmann's Inc. and as a trustee of the Bartlett Management Trust, a mutual fund investment company. He previously served as a Group Vice President of Kroger Co. from 1986 to April 1996 and as a member of the Board of Directors of the U.S. Shoe Corporation from May 1986 to May 1995.

     Philip E. Beekman, age 66, has served as a member of the Company's Board of Directors since December 1996. Mr. Beekman is President and Chief Executive Officer of Owl Hollow Enterprises, Inc., a consulting and investment company. Mr. Beekman also currently serves as a member of the Board of Directors of The General Chemical Group Inc., Linens 'n Things, Inc., Consolidated Cigar Corporation and Kendle International Inc. He previously served as Chairman and Chief Executive Officer of Hook-SupeRx, Inc., a retail drug store chain, from July 1986 to July 1994, and President and Chief Operating Officer of Seagram Company, Ltd. from January 1977 to June 1986 and, prior thereto, as President of Colgate Palmolive International from March 1973 to December 1976.

     Harry G. Vreedenburgh, age 47, a member of the Company's Board of Directors since January 1998, has also served as a member of the Executive Board of the Distribution Group of KNP BT since January 1996. Mr. Vreedenburgh has been the Chief Financial Officer of the Distribution Group of KNP BT since October 1994. He previously served as Staff Director of Corporate Planning & Systems of KNP BT from 1993 to 1994 and, prior thereto, as Group Controller of the VRG Groep N.V. from 1987 to 1992.

     George Dean, age 50, a member of the Company's Board of Directors since January 1998, has also served as a member of the Executive Board of the Distribution Group of KNP BT since January 1996. Mr. Dean has been the Managing Director for the Paper Merchanting Division of the KNP BT Distribution Group since June 1995. He previously served as the Chief Executive Officer of Contract Papers (Holdings) Ltd. from January 1990 to June 1995.

EXECUTIVE OFFICERS

     The Board of Directors appoints the Company's executive officers. Certain information concerning the Company's executive officers is set forth below, except that information concerning Mr. Koffrie is set forth above under "Directors". There are no family relationships among any of the directors or executive officers of the Company.

     Richard C. Dubin, age 56, has served as Executive Vice President and President, BT Office Products North America since August 1997. Mr. Dubin has been a Vice President of the Company since April 1995 and previously served as Regional Presi-dent, Midwest-West Region of the Company from January 1995 to August 1997. Prior thereto, Mr. Dubin was the President of BT Buschart Office Products, Inc. ("BT Buschart") from April 1990 through December 1994. Mr. Dubin was the President of Buschart Office Products, Inc., a contract stationer serving the St. Louis metropolitan area and the predecessor of BT Buschart, from September 1981 until the acquisition of Buschart Office Products, Inc. by the Company in April 1990.

     Janhein H. Pieterse, age 46, has served as President, BT Office Products Europe since July 1995, as a Vice President of the Company since April 1995, and prior thereto had served as the President-European Operations of the Office Products Division of KNP BT since January 1995. He previously served as the President of the Copier Division of KNP BT from April 1994 to December 1994. From October 1992 to March 1994, Mr. Pieterse served as the President of Trimbach B.V., a solid board packaging manufacturing company. From August 1991 to September 1992, he served as the Managing Director of a group of packaging manufacturing companies of BT. From January 1989 to July 1991, Mr. Pieterse was the Managing Director of all operating companies in Australia and New Zealand of Koninklijke Van Ommeren N.V., a Netherlands shipping/tanker company, and from 1986 to 1988, he served as the President of the worldwide airfreight network of such company.

     Francis J. Leonard, age 42, has served as the Company's Vice President-Finance and Chief Financial Officer since April 1997 and as Chief Accounting Officer since April 1995. Mr. Leonard also served as Controller of the Company from April 1995 to April 1997. Mr. Leonard was employed in various financial and accounting positions at Richardson Electronics Ltd., a worldwide distributor of electronic devices, from April 1985 to July 1991, and as Treasurer thereof from July 1991 through April 1995. Mr. Leonard is a certified public accountant.

     Thomas F. Cullen, age 43, was appointed Secretary of the Company in April 1997 and has served as Vice President, General Counsel of the Company since November 1996. Prior thereto, Mr. Cullen had been engaged in the private practice of law in Stamford, Connecticut since 1985.

     David Kirshner, age 58, has served as Regional President, Great Lakes Region of the Company since January 1995 and as a Vice President of the Company since April 1995. Prior thereto, Mr. Kirshner was the President of BT Publix Office Products, Inc. ("BT Publix") from June 1990 through December 1994. Mr. Kirshner had been the Vice President of Publix Office Supplies, Inc., a contract stationer serving the Chicago metropolitan area and the predecessor of BT Publix, from 1975 until June 1986 and the President of Publix Office Supplies, Inc. from June 1986 until the acquisition of Publix Office Supplies, Inc. by the Company in April 1990.

     Michael J. Miller, age 42, has served as Senior Vice President, Strategic Systems of the Company since January 1997 and as a Vice President of the Company since April 1995. Prior thereto, Mr. Miller was the Regional President, South-Southeast Region of the Company from January 1995 to January 1997. Mr. Miller previously was the President of BT Miller Business Systems, Inc. ("BT Miller") from November 1992 through December 1994. Mr. Miller was the President and a stockholder of Miller Business Systems, Inc., the predecessor of BT Miller, from November 1985 until the acquisition of Miller Business Systems, Inc. by the Company in November 1992.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING
  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons holding more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership, reports of changes in ownership and annual reports of ownership of Common Stock and other equity securities of the Company. Such directors, officers, and ten percent stockholders are also required to furnish the Company with copies of all such filed reports.

     Based solely upon a review of the copies of such reports furnished to the Company, or representations that no reports were required, the Company believes that all of its directors, executive officers and ten percent shareholders complied with all filing requirements under Section 16(a) in 1997.

ITEM 11. EXECUTIVE COMPENSATION

     Set forth below is information concerning the compensation of (i) Mr. Koffrie, who has served as Acting President and Chief Executive Officer of the company since August 1997, (ii) Mr. Huyzer, who served as President and Chief Executive Officer of the Company from April 1995 until his retirement from the Company effective August 11, 1997, and (iii) each of the other four most highly compensated executive officers of the Company (collectively, including Messrs. Koffrie and Huyzer, the "Named Executive Officers").

     The following table summarizes the compensation paid to, awarded to, or earned by, the Named Executive Officers for services rendered in all capacities to the Company during the fiscal years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                  ANNUAL COMPENSATION              COMPENSATION
                                        ---------------------------------------    ------------
                                                                                      AWARDS
                                                                                    SECURITIES
                                                                 OTHER ANNUAL       UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR     SALARY     BONUS(1)    COMPENSATION(2)     OPTIONS(3)     COMPENSATION
---------------------------     ----    --------    --------    ---------------    ------------    ------------
Frans H.J. Koffrie..........    1997    $     --(4) $     --(4)   $       --(4)            --(5)     $28,000(6)
  Acting President and Chief    1996          --          --              --               --             --
  Executive Officer             1995          --          --              --               --             --

Rudolf A.J. Huyzer..........    1997     386,077     182,934(7)    1,262,975(8)       100,000          4,077(9)
  Former President and Chief    1996     500,000      34,615(7)       68,421(10)      146,670         15,503(11)
  Executive Officer             1995     500,000      50,000(7)           --          200,000          4,186(12)

Richard C. Dubin............    1997     277,404     127,979          62,436(13)      105,000         27,822(14)
  Executive Vice President      1996     250,000     148,438              --           71,930         25,000(15)
  and President, BT Office      1995     250,000          --              --           70,000         25,000(16)
  Products North America

Michael J. Miller...........    1997     250,000      80,000              --           25,000         28,200(17)
  Senior Vice President,        1996     250,000     100,000              --           60,000         27,975(18)
  Strategic Systems             1995     250,000          --              --           70,000         28,000(19)

David Kirshner..............    1997     250,000      34,175              --               --         27,850(20)
  Vice President and            1996     250,000       5,000              --           50,670         27,772(21)
  Regional                      1995     250,000          --              --           70,000         27,772(22)
  President, Great Lakes
  Region

Janhein H. Pieterse.........    1997     168,919(23)   43,919(24)         --           35,000         26,071(25)
  Vice President and President, 1996     182,075(26)   14,566(27)         --           50,000         25,264(28)
  BT Office Products Europe     1995     195,250(29)       --             --           70,000             --

------------------------------
(1) All bonus compensation is reflected in the table below in the year such compensation was earned rather than in the subsequent year when such compensation was paid.

(2) With respect to each of the Named Executive Officers other than as indicated for Mr. Huyzer in 1996 and 1997 and Mr. Dubin in 1997, the aggregate amount of perquisites and other personal benefits, securities or property received was less than either $50,000 or 10% of the total annual salary and bonus reported for such officer.

(3) All of the options were granted pursuant to the Company's 1995 Stock Option Plan. The options granted to the Named Executive Officers (except for those granted to Mr. Pieterse) are exercisable in accordance with the following vesting schedule:

   (a) as to fifty percent (50%) of the number of shares covered by the option, after the completion of one (1) year of continuous service from the grant date;

   (b) as to an additional twenty-five percent (25%) of the number of shares covered by the option, after the completion of two (2) years of continuous service from the grant date; and

   (c) as to the remaining twenty-five percent (25%) of the number of shares covered by the option, after the completion of three (3) years of continuous service from the grant date.

(footnotes continued from preceding page)
------------------------------
    In addition, all options vest upon retirement and must be exercised within three years of the retirement date.

    Mr. Pieterse's options are immediately exercisable as of the date of grant. However, all such options are subject to resale restrictions whereby fifty percent (50%) of the shares acquired upon exercise of an option may be sold or transferred after the completion of one (1) year of continuous service from the grant date; an additional twenty-five percent (25%) of the shares acquired upon exercise of an option may be sold or transferred after the completion of two (2) years of continuous service from the grant date; and the remaining twenty-five percent (25%) of the shares acquired upon exercise of an option may be sold or transferred after the completion of three (3) years of continuous service from the grant date.

 (4) Mr. Koffrie was appointed Acting President and Chief Executive Officer of the Company effective August 11, 1997. Except for the director's fees disclosed in footnote 6 below, Mr. Koffrie served without compensation by the Company during 1997. He was not an employee of the Company during 1997 and was not an officer of the Company prior to his appointment to the aforementioned offices. Mr. Koffrie is a member of the Executive Board of KNP BT and an employee of KNP BT and receives compensation from KNP BT. None of such compensation during 1997, however, was for services rendered to the Company, and neither KNP BT nor Mr. Koffrie was paid or reimbursed any amount either directly or indirectly by the Company or otherwise in respect of Mr. Koffrie's service as an officer of the Company.

 (5) Mr. Koffrie was not an employee of the Company during 1997 and therefore was not eligible to receive, and did not receive, any options under the Company's 1995 Stock Option Plan. Although Mr. Koffrie received options to purchase shares of KNP BT stock during 1997, no such options were granted for services rendered to the Company.

 (6) As described under "-- Compensation of Directors" below, directors who are not employees of the Company receive certain fees for their service as directors and members of committees of the Board of Directors of the Company. As a non-employee director of the Company, Mr. Koffrie received fees of $28,000 from the Company during 1997.

 (7) Guaranteed bonus payments pursuant to the terms of Mr. Huyzer's former employment agreement.

 (8) This amount includes: $150,769 salary continuance under employment agreement, $853,847 separation payment, $84,000 representing the amount of bonus compensation Mr. Huyzer received during the twenty-four (24) month period immediately preceding his retirement date, $122,692 in accrued but not used vacation time, $25,000 in lieu of reimbursement costs for outplacement services pursuant to Mr. Huyzer's separation agreement and $26,667 perquisite allowance. See "-- Employment Contracts, Termination of Employment and Change-In-Control Arrangements."

 (9) Consists of employee matching contributions to the Company's 401(k) plan of $4,077.

(10) This amount includes $68,421 perquisite allowance ($40,000 annual payment plus $28,421 of 1995 allowance paid in 1996).

(11) Consists of employer matching contributions to the Company's 401(k) plan of $4,968 and final reimbursement of moving expenses of $10,535. In addition, Mr. Huyzer was granted options to purchase 10,000 shares of KNP BT stock on April 26, 1996, representing approximately 1% of the total number of options granted to KNP BT employees for 1996. The exercise price of the options is NLG 34.00 (or $16.83 based on the December 31, 1997 exchange rate of NLG 1 = $.4950 (the "1997 Exchange Rate")). The options expire on April 25, 2000. (The potential realizable values of Mr. Huyzer's options granted in 1996 at assumed annual rates of stock price appreciation over the option terms of 5% and 10%, respectively, were approximately $36,300 and $78,100. The foregoing 5% and 10% assumed annual rates of compound stock price appreciation over the term of the options are set forth in accordance with rules and regulations of the Securities and Exchange Commission and do not represent the Company's estimate of KNP BT's stock price appreciation or a projection by the Company of KNP BT's future stock prices.)

(12) Consists of employer matching contributions to the Company's 401(k) plan of $4,186. In addition, Mr. Huyzer was granted options to purchase 10,000 shares of KNP BT stock on May 4, 1995, representing approximately 1% of the total number of options granted to KNP BT employees for 1995. The exercise price of the options is NLG 34.44 (or $17.05 based on the 1997 Exchange
     Rate). The options expire on May 3, 1999. (The potential realizable values of Mr. Huyzer's options granted in 1995 at assumed annual rates of stock price appreciation over the option terms of 5% and 10%, respectively, were approximately $36,700 and $79,100. The foregoing 5% and 10% assumed annual rates of compound stock price appreciation over the term of the options are set forth in accordance with rules and regulations of the Securities and Exchange Commission and do not represent the Company's estimate of KNP BT's stock price appreciation or a projection by the Company of KNP BT's future stock prices.)

(13) This amount includes: $18,269 for prorated portion of annual housing allowance of $50,000 and a one-time $25,000 settling-in allowance associated with Mr. Dubin's move to the Chicago area and a $19,167 perquisite allowance pursuant to the terms of Mr. Dubin's employment agreement. See "-- Employment Contracts, Termination of Employment and Change-In-Control Arrangements."

(14) Consists of employer matching contributions to the Company's 401(k) plan of $1,298 and accruals under the Company's SERP of $26,524. See "-- Supplemental Executive Retirement Plan."

(15) Consists of employer matching contributions to the Company's 401(k) plan of $679 and accruals under the Company's SERP of $24,321. See "-- Supplemental Executive Retirement Plan."

(16) Consists of employer matching contributions to the Company's 401(k) plan of $660 and accruals under the Company's SERP of $24,340. See "-- Supplemental Executive Retirement Plan."

(17) Consists of employer matching contributions to the Company's 401(k) plan of $3,200 and accruals under the Company's SERP of $25,000. See "-- Supplemental Executive Retirement Plan."

(18) Consists of employer matching contributions to the Company's 401(k) plan of $2,975 and accruals under the Company's SERP of $25,000. See "-- Supplemental Executive Retirement Plan."

(19) Consists of employer matching contributions to the Company's 401(k) plan of $3,000 and accruals under the Company's SERP of $25,000. See "-- Supplemental Executive Retirement Plan."

(20) Consists of employer matching contributions to the Company's 401(k) plan of $2,850 and accruals under the Company's SERP of $25,000. See "-- Supplemental Executive Retirement Plan."

(footnotes continued from preceding page)
------------------------------

(21) Consists of employer matching contributions to the Company's 401(k) plan of $2,772 and accruals under the Company's SERP of $25,000. See "-- Supplemental Executive Retirement Plan."

(22) Consists of employer matching contributions to the Company's 401(k) plan of $2,772 and accruals under the Company's SERP of $25,000. See "-- Supplemental Executive Retirement Plan."

(23) Salary was NLG 341,250 or $168,919 based on the 1997 Exchange Rate.

(24) Bonus was NLG 88,725 or $43,919 based on the 1997 Exchange Rate.

(25) Pension contribution of NLG 52,669 or $26,071 based on the 1997 Exchange Rate.

(26) Salary was NLG 318,648 or $182,075 based on the December 31, 1996 exchange rate of NLG 1 = $.5714.

(27) Bonus was NLG 25,492 or $14,566 based on the December 31, 1996 exchange rate of NLG 1 = $.5714.

(28) Pension contribution of NLG 44,215 or $25,264 based on December 31, 1996 exchange rates of NLG 1 = $.5714.

(29) Salary was NLG 312,400 or $195,250 based on the December 31, 1995 exchange rate of NLG 1 = $.6250.

OPTION GRANTS, EXERCISES AND VALUES IN FISCAL 1997

     The following table sets forth certain information concerning individual grants of options to purchase Common Stock made by the Company during the fiscal year ended December 31, 1997 ("Fiscal 1997") to each of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                INDIVIDUAL GRANTS
                              --------------------------------------------------------------------------------------
                                                      PERCENT OF TOTAL
                              NUMBER OF SECURITIES   OPTIONS GRANTED TO     EXERCISE                   PRESENT VALUE
                               UNDERLYING OPTIONS       EMPLOYEES IN          PRICE       EXPIRATION     ON GRANT
                                   GRANTED(1)          FISCAL 1997(2)     ($ PER SHARE)      DATE         DATE(3)
                              --------------------   ------------------   -------------   ----------   -------------
Frans H.J. Koffrie...........            --                   --             --                  --            --
  Acting President and
  Chief Executive Officer
Rudolf A.J. Huyzer...........       100,000(4)             13.5%              7.50         08/11/00      $352,790
  Former President and
  Chief Executive Officer
Richard C. Dubin.............        30,000(5)             14.2%              7.50         05/06/07       105,837
  Executive Vice President           75,000(6)                                9.0625       08/11/07       315,997
  and President, BT Office
  Products North America
Michael J. Miller............        25,000(5)              3.4%              7.50         05/06/07        88,197
  Senior Vice President,
  Strategic Systems
David Kirshner...............            --                   --                --               --            --
  Vice President and
  Regional President,
  Great Lakes Region
Janhein H. Pieterse..........        35,000(5)              4.7%              7.50         05/06/02       123,477
  Vice President and
  President, BT Office
  Products Europe

------------------------------
(1) All of the options were granted pursuant to the Company's 1995 Stock Option Plan.

(2) The total number of options granted in 1997 pursuant to the 1995 Stock Option Plan was 739,300. Options to purchase 664,300 shares were granted on May 6, 1997 and options to purchase 75,000 shares were granted on August 11, 1997.

(3) Option values reflect Black-Scholes model output for options. The assumptions used in the model included: expected volatility of 42.5%, risk-free rate of return of 6.5%, no dividend yield and time to exercise of five years.

(4) Granted on May 6, 1997. Options expire three years from retirement date of August 11, 1997 pursuant to the 1995 Stock Option Plan.

(5) Granted on May 6, 1997.

(6) Granted on August 11, 1997.

     The following table summarizes the aggregated option exercises by the Named Executive Officers in Fiscal 1997 and the year-end values of unexercised options.

      AGGREGATED OPTION EXERCISES IN FISCAL 1997 AND FISCAL 1997 YEAR-END

                                 OPTION VALUES

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                      SHARES                          OPTIONS AT              IN-THE-MONEY OPTIONS
                                     ACQUIRED       VALUE          DECEMBER 31, 1997          AT DECEMBER 31, 1997
              NAME                  ON EXERCISE    REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
              ----                  -----------    --------    -------------------------    -------------------------
Frans H.J. Koffrie(1)...........        --            --                          --                       --
  Acting President and
  Chief Executive Officer
Rudolf A.J. Huyzer..............        --            --                 30,000/0(2)               $183,200/0(3)
  Former President and Chief                                            446,670/0(4)                 25,000/0(5)
  Executive Officer
Richard C. Dubin................        --            --           88,465/158,465(4)                  0/7,500(5)
  Executive Vice President and
  President, BT Office Products
  North America
Michael J. Miller...............        --            --            82,500/72,500(4)                  0/6,250(5)
  Senior Vice President,
  Strategic Systems
David Kirshner..................        --            --            77,835/42,835(4)                      0/0
  Vice President and Regional
  President, Great Lakes Region
Janhein H. Pieterse.............        --            --                155,000/0(4)                  8,750/0(5)
Vice President and President, BT
  Office Products Europe

------------------------------
(1) Mr. Koffrie was not an employee of the Company during 1997 and has not received any options under the Company's 1995 Stock Option Plan. Although Mr. Koffrie does hold options to purchase shares of KNP BT stock, no such options were granted to Mr. Koffrie for services rendered to the Company. See footnote 4 to "-- Summary Compensation Table" above.

(2) Refers to ordinary shares of KNP BT.

(3) The value was determined based on a December 31, 1997 market price of NLG
    46.70 and has been translated from Netherlands guilders based upon the 1997 Exchange Rate.

(4) Refers to shares of Common Stock of the Company.

(5) Only the May 6, 1997 grants ($7.50) had an option price below the December 31, 1997 market price of $7.75. The value was determined as number of options under the May 6, 1997 grant times a value of $.25 per share.

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company receive an annual fee of $20,000 plus a per diem fee of $1,000 for their service on the Board and the Chairman of the Board of Directors receives an annual fee of $30,000 plus a per diem fee of $1,500. For committee meetings of the Board of Directors held on a day other than the day of a Board meeting, members receive a per diem fee of $1,000 and the Chairman of the committee receives a per diem fee of $1,500. For each committee meeting held on the same day of a Board meeting, the committee Chairman receives a fee of $500. A per diem fee of $500 is also paid to each Board member for participation in telephonic meetings of the Board and its committees. Directors who are employees of the Company do not receive annual or per diem fees. All directors are reimbursed for expenses incurred in attending meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF
  EMPLOYMENT AND CHANGE-IN-CONTROL
  ARRANGEMENTS

     Mr. Koffrie served the Company as its Acting President and Chief Executive Officer during 1997 without compensation and was not an employee of the Company. Accordingly, the Company is not a party to any employment agreement with Mr. Koffrie. Mr. Koffrie is fulfilling the responsibilities of his temporary position of Acting President and Chief Executive Officer of the Company while performing his responsibilities as an executive member of the Distribution Group of KNP BT (of which the Company is an operating division). The Company's Board of Directors has temporarily suspended its search for a successor until the completion of any transaction resulting from the announcement by KNP BT on January 22, 1998, that it was prepared to make an offer to acquire the 30% of the stock in the Company it does not already own.

     The Company has entered into an employment agreement with Mr. Dubin, effective as of August 11, 1997, pursuant to which he serves as Executive Vice President of the Company and President, BT Office Products North America. The initial term of this agreement expires on December 31, 1999. During the term of his employment, Mr. Dubin is entitled to receive an annual base salary, an annual bonus of up to 60% of his base salary based on achievement of certain financial criteria and personal targets and certain perquisites and other benefits. So long as Mr. Dubin does not move his permanent residence to the greater Chicago area, he is also entitled to a taxable housing allowance equal to $50,000 per year. In addition, Mr. Dubin is entitled to a one-time, taxable settling-in allowance in an amount equal to $25,000. In connection with his appointment as Executive Vice President and President, BT Office Products North America, Mr. Dubin was granted options representing the right to purchase 75,000 shares of the Company's common stock. See "Option Grants in Fiscal 1997."

     If the employment of Mr. Dubin is terminated as a consequence of non-renewal of his agreement, Mr. Dubin shall be entitled to a bonus payment for the last year of the initial term equal to 1.5 times the average of bonuses earned during the last two years of service to the Company and continuation for a period of eighteen months following December 31, 1998 of base salary, full benefits, perquisite allowance and retirement plan contributions. If the employment of Mr. Dubin is terminated by the Company without cause prior to the expiration of the initial term, he shall be entitled to bonus payments for each year remaining on the initial term of the agreement and continuation for a period of eighteen months following termination of base salary, full benefits, perquisite allowance and retirement plan contributions.

     The Company has entered into employment agreements with Messrs. Kirshner and Miller, effective as of January 1, 1995, pursuant to which they currently serve as, respectively, Vice President and Regional President, Great Lakes Region and Senior Vice President, Strategic Systems of the Company. Each of these agreements is for a term of four years unless renewed or sooner terminated in accordance with its terms. Pursuant to their employment agreements, each of Messrs. Kirshner and Miller receives an annual base salary, an annual bonus of up to 50% of his base salary based on achievement of certain financial criteria and personal targets and certain perquisites and other benefits.

     If the employment of Messrs. Dubin, Kirshner or Miller is terminated due to death, disability, resignation (other than following non-renewal by the Company in the final year of the initial term as provided in the agreements) or for cause, such person is entitled to receive earned and unpaid base salary through the effective date of termination, business expense reimbursements, and all other amounts due but unpaid to such person for the year immediately preceding the year in which such termination occurs. In addition, if the employment of Messrs. Dubin, Kirshner or Miller is terminated due to death or disability, such person is entitled to receive any unpaid perquisite allowance and a prorated bonus payment for the year during which such termination occurs.

     If the employment of Messrs. Kirshner or Miller is terminated by the Company without cause prior to the expiration of the initial term of the agreements or as a consequence of non-renewal of the agreements, each such person shall be entitled to bonus payments for each year remaining in the initial term and continuation for the remainder of the initial term of base salary, full benefits, perquisite allowance and retirement plan contributions.

     Each of the employment agreements for Messrs. Dubin, Kirshner and Miller contain a covenant not to compete with the Company. The covenant applies during the term of employment plus a period of eighteen months after the termination of employment with the Company.

     The Company has entered into an employment agreement with Mr. Pieterse, effective July 1, 1995, pursuant to which he currently serves as Vice President and President, BT Office Products Europe. This agreement is for an indefinite period unless terminated in accordance with its terms. Pursuant to Mr. Pieterse's employment agreement, he is entitled to receive an annualized salary and an annual bonus based on achievement of certain financial criteria and personal targets. If Mr. Pieterse's employment is terminated due to disability, he receives base pay through the balance of that year plus one additional year supplementary payment of up to his full base salary. Mr. Pieterse's employment agreement contains a covenant not to compete with the Company for a period of twelve months following termination of employment.

     The Company and KNP BT have entered into a Separation Agreement and General Release with Mr. Huyzer (the "Separation Agreement"), pursuant to which Mr. Huyzer retired from employment with the Company effective as of August 11, 1997. Pursuant to the terms of the Separation Agreement, the Company has paid Mr. Huyzer (i) $853,847 as a separation payment, (ii) $84,000, representing the amount of bonus compensation Mr. Huyzer received during the twenty-four months immediately preceding his retirement date, (iii) $122,692, representing Mr. Huyzer's accrued but unused vacation time, and (iv) $25,000, in lieu of reimbursement costs for outplacement services. In addition, the Company paid $150,769 in respect of salary continuation for Mr. Huyzer in 1997.

     In 1998, the Company also paid Mr. Huyzer $182,934, representing 62.5% of the bonus he would have otherwise been entitled to receive under the Company's executive management bonus plan for 1997. The Company has agreed to reimburse Mr. Huyzer relocation costs including up to $25,000 for the costs associated with Mr. Huyzer's travel and lodging to search for a home in The Netherlands (plus certain taxes payable on such relocation costs).

     The Company and KNP BT have agreed to contribute monthly on Mr. Huyzer's behalf to certain KNP BT pension plans for 36 consecutive months following Mr. Huyzer's retirement. The Company has also agreed to pay (for a period of eighteen months after his retirement) (i) the costs of covering Mr. Huyzer and his spouse under KNP BT's health insurance plan, and (ii) the costs of Mr. Huyzer's disability insurance premiums under KNP BT's disability insurance plan.

     All of Mr. Huyzer's unvested options granted pursuant to the Company's 1995 Stock Option Plan became vested as of the date of Mr. Huyzer's retirement. Such options to purchase stock in the Company shall expire on the third anniversary of Mr. Huyzer's retirement from the Company. KNP BT has modified the terms of its option plan to enable Mr. Huyzer to exercise his KNP BT options in accordance with their original term and exercise date.

     In consideration of the aforementioned payments and benefits, Mr. Huyzer has released both the Company and KNP BT from any and all claims, including any claims related to his former employment agreement or his employment with the Company.

KNP BT PENSION PLANS

     Mr. Koffrie participates in certain retirement programs offered by KNP BT. None of the benefits thereunder, however, are payable for services rendered to the Company. See footnote 4 to "--Summary Compensation Table" above.

     Mr. Pieterse participates in certain retirement programs offered by KNP BT, including the Average Indexed Salary Module ("AIS"), applicable to all KNP BT employees in The Netherlands, and the Elective Contribution Module ("ECM"). Contributions to the programs made on Mr. Pieterse's behalf and the liabilities associated with his retirement benefits are accrued for by KNP BT. ECM is applicable to KNP BT employees whose annual base salary exceeds $71,832. Benefits from all of these programs are paid from contributions of KNP BT. Mr. Pieterse will receive an estimated annual age 65 retirement benefit of $30,411 (with annual adjustments) from AIS based upon his annual adjusted base salary as of his retirement date up to $71,832, annual contributions by KNP BT of $10,780 (indexed), and an accrued benefit as of December 31, 1997 of $12,737. ECM provides benefits in addition to AIS in the form of an account balance which will be converted to an annuity when Mr. Pieterse reaches age 65. The estimated ECM benefit which will have accrued for the account of Mr. Pieterse at age 65 is $541,887 plus interest, based upon continuing annual contributions by KNP BT of $14,251 (indexed) and an accrued benefit as of December 31, 1997 of $211,438. In addition to these retirement programs, Mr. Pieterse elected to contribute to the KNP BT Pension-Plus Module (the "PPM"). This program, which converts to an annuity upon retirement, enables participants to increase their retirement pensions. All of the foregoing amounts have been converted into U.S. dollars based upon the 1997 Exchange Rate.

     Mr. Huyzer also participates in certain retirement programs offered by KNP BT, including the AIS, ECM and Flexible Retirement Module ("FRM"). Benefits from all of these programs are paid from contributions of KNP BT. Mr. Huyzer will receive an estimated annual age 65 retirement benefit of $15,427 (with annual adjustments) from AIS based upon his annual adjusted base salary as of his retirement date up to $71,832, annual contributions by KNP BT through August 2000 pursuant to the terms of the Separation Agreement of $14,657 (indexed), and an accrued benefit as of December 31, 1997 of $12,955. ECM provides benefits in addition to AIS in the form of an account balance which will be converted to an annuity when Mr. Huyzer reaches age 65. The estimated ECM benefit which will have accrued for the account of Mr. Huyzer at age 65 is $508,418 plus interest, based upon continuing annual contributions by KNP BT through August 2000 of $47,292 (indexed) and an accrued benefit as of December 31, 1997 of $337,643. The FRM provides a supplemental benefit for employees over age 50. Mr. Huyzer will receive an estimated account balance of $294,940 plus interest, based upon annual contributions of KNP BT of $42,225 (indexed) and an accrued benefit as of December 31, 1997 of $142,463. The FRM is also composed of an accrued benefit as of December 31, 1997 of $32,265, based upon annual contributions by KNP BT through August 2000 of $17,958 (indexed). In addition to these retirement programs, Mr. Huyzer elected to contribute to the PPM. All of the foregoing amounts have been converted into U.S. dollars based upon the 1997 Exchange Rate.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     Certain executive officers of the Company participate in the Company's Supplemental Executive Retirement Plan (the "SERP"), which provides supplemental non-qualified retirement benefits to participants. The SERP requires the Company to credit annually to the participant's account an amount equal to a percentage of such participant's annual compensation as determined by the Company. For each year prior to January 1, 1995 during which an amount is deemed to be held in a participant's account, his account is credited with interest at a rate equal to that of thirty-year U.S. Treasury securities as of the end of that year. From and after 1995, a participant's account is treated as if deemed to be invested in investment vehicles available to such participant under the 401(k) plan and credited annually with income, expenses, gains and losses from such deemed investments.

     A "grantor trust" under Section 677 of the Code may be established under the SERP. In the event of a "change-in-control" (as defined in the SERP), the Company is obliged to transfer amounts equal to the accounts under the SERP to the trust. Assets in the trust, at all times, are subject to claims of the general creditors of the grantor of such trust.

     Upon a participant's termination of employment with the Company for any reason other than "cause" (as defined in the SERP), such participant is entitled to receive the entire value of his account. Payment under the SERP is made either in a lump sum or in monthly installments over a period of no more than five years, as elected by the participant. The SERP also allows participants to designate beneficiaries to receive their SERP benefits in the event of death.

     Amounts accrued in 1995, 1996 and 1997 under the SERP for the participating Named Executive Officers are reported in the Summary Compensation Table above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
  PARTICIPATION

     The Compensation Committee currently consists of Messrs. Koffrie, Kellar and Beekman. Mr. Koffrie has served as Acting President and Chief Executive Officer of the Company since August 11, 1997. Mr. Koffrie is a member of the Executive Board of KNP BT and is the Chairman of the Executive Board of the Distribution Group of KNP BT. Other than Mr. Koffrie, no executive officer of the Company served as: (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Board of Directors of the Company; (ii) a director of another entity, one of whose executive officers served on the Board of Directors of the Company; or (iii) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
  BENEFICIAL OWNERS AND MANAGEMENT

     Prior to the Offering, all of the Common Stock of the Company was beneficially owned by KNP BT. KNP BT is headquartered in Amsterdam and is principally engaged in the distribution and packaging businesses and, through the Company, the distribution of office products.

     By virtue of its beneficial ownership of a majority of the outstanding shares of the Company's Common Stock, KNP BT is in a position to control substantially all corporate transactions requiring the vote of a majority of stockholders, including election of the entire Board of Directors, as well as merger and consolidation proposals, without the concurrence of other stockholders, and thereby is in a position to control the Company. Three of the Company's five directors are employed by KNP BT. In connection with the Offering, KNP BT and certain of its affiliates entered into various transactions and agreements with the Company which govern certain ongoing relationships, including an intercompany services agreement and a tax matters agreement, between the Company and KNP BT and its affiliates. See "Company History--Subsequent Event" and "Certain Relationships and Related Transactions--Relationship with KNP BT."

     KNP BT is the beneficial owner of 23,400,000 shares of Common Stock, or approximately 70% of the issued and outstanding shares of Common Stock. Approximately 27% of such shares are held of record by KNP BT International B.V., a wholly-owned subsidiary of KNP BT ("KNP BT International"), and the balance is held of record by KNP BT. The address for KNP BT and KNP BT International is Museumplein 9, 1071 DJ Amsterdam, The Netherlands.

     The following table sets forth as of February 27, 1998, certain information regarding the beneficial ownership of the Common Stock (i) by each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) by each current director and Named Executive Officer of the Company, and (iii) by all executive officers and directors of the Company as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the securities beneficially owned.

                                                            NUMBER OF SHARES OF    PERCENTAGE OF COMMON
                                                               COMMON STOCK         STOCK BENEFICIALLY
                NAME OF BENEFICIAL OWNER                    BENEFICIALLY OWNED           OWNED(1)
                ------------------------                    -------------------    --------------------
NV Koninklijke KNP BT...................................        23,400,000(2)              70.0
KNP BT International B.V. ..............................         6,411,600                 19.2
Rudolf A.J. Huyzer......................................           466,670(3)               1.3
Frans H.J. Koffrie......................................                --                   --
Harry G. Vreedenburgh...................................                --                   --
George Dean.............................................                --                   --
Lorrence T. Kellar......................................             1,000                    *
Philip E. Beekman.......................................             6,000                    *
Richard C. Dubin........................................            88,465(4)                 *
Michael J. Miller.......................................            82,500(5)                 *
David Kirshner..........................................            80,835(6)                 *
Janhein H. Pieterse.....................................           156,300(7)                 *
All Directors and Executive Officers as a Group (12
  persons)..............................................           893,310(8)               2.7

------------------------------
(1) An asterisk denotes beneficial ownership of 1% or less of the Common Stock.

(2) Includes 6,411,600 shares of Common Stock which are held of record by KNP BT International.

(3) Includes 446,670 options granted under the 1995 Stock Option Plan which are currently exercisable or exercisable within 60 days.

(4) Includes 88,465 options granted under the 1995 Stock Option Plan which are currently exercisable or exercisable within 60 days.

(5) Includes 82,500 options granted under the 1995 Stock Option Plan which are currently exercisable or exercisable within 60 days.

(6) Includes 77,835 options granted under the 1995 Stock Option Plan which are currently exercisable or exercisable within 60 days.

(7) Includes 155,000 options granted under the 1995 Stock Option Plan which are currently exercisable or exercisable within 60 days.

(8) Includes 861,760 options granted under the 1995 Stock Option Plan which are currently exercisable or exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND
  RELATED TRANSACTIONS

RELATIONSHIP WITH KNP BT

     Prior to the Offering, KNP BT, through its ownership of all of the Common Stock of the Company, had the ability to elect the Company's Board of Directors and to control the direction and policies of the Company and the outcome of any matter requiring stockholder approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and to prevent or cause a change of control of the Company. Following the Offering, KNP BT, together with KNP BT International, owns approximately 70% of the outstanding Common Stock of the Company and continues to have sufficient voting power to elect the Company's Board of Directors and control such matters.

     In the normal course of business, the Office Products Division and KNP BT and its other affiliates have from time to time entered into various business transactions and agreements, and the Company and its subsidiaries and KNP BT and its affiliates may enter into additional material transactions in the future. The following is a summary of each of the material agreements between the Company and KNP BT as well as all material transactions between the Company and KNP BT and its other subsidiaries since January 1, 1997. Unless otherwise expressly indicated, such transactions were not necessarily conducted on an arm's length basis. Certain of the transactions are evidenced by agreements which are summarized below.

     In connection with Mr. Huyzer's relocation from The Netherlands to the United States in 1994, the Company advanced Mr. Huyzer $1,017,928 for the purchase of a residence in the Chicago area. The collateralized note evidencing the advance provides that interest is payable quarterly and accrues at a rate of 7.25% per annum beginning on November 6, 1994 with respect to $915,428 of the principal amount thereof and beginning on January 1, 1995 with respect to the balance of the principal amount. Principal has been repayable in quarterly installments since September 1996 and thereafter until September 2024. As of December 31, 1997, the aggregate principal amount outstanding under such note was $650 thousand.

CREDIT FACILITIES

     The Company and certain of its European subsidiaries (the "European Subsidiaries") entered into a credit agreement dated as of June 16, 1997 (the "Affiliate Credit Agreement") with Europcenter, which facility expires in July 1999. Pursuant to the terms of the Affiliate Credit Agreement, the Antilliana Credit Agreement, as modified by the Assignment and Modification Agreement dated June 26, 1996 among the Company, Antilliana and KNP BT Finance (USA), Inc., an affiliate of KNP BT ("KNP BT Finance"), was terminated.

     The Company has a commitment of NLG 70 million (approximately $35 million) under the Affiliate Credit Agreement, which commitment is available for borrowings to be used for the Company's European operations. Pursuant to the terms of the Affiliate Credit Agreement, the European Subsidiaries may also lend funds representing positive balances in certain cash management accounts of up to NLG 20 million (approximately $10 million) to Europcenter.

     Under the Affiliate Credit Agreement, loans are available in German Marks, British Pounds, Netherlands Guilders, Swedish Kronor and any other currency acceptable to the lender. Loans from Europcenter to the European Subsidiaries bear interest at 1% over the applicable interbank rate as determined therein. Loans from the European Subsidiaries to Europcenter bear interest at 1% less than the applicable interbank rate as determined therein.

     The Affiliate Credit Agreement contains certain events of default, including KNP BT's failure to beneficially own more than 50% of the issued and outstanding share capital of the Company. There is a commitment fee payable by the Company on the unused portion of the commitment from Europcenter, which fee fluctuates based on the Company's consolidated leverage ratio (consisting of the ratio of consolidated debt to EBITDA) for the period of the four consecutive fiscal quarters most recently ended as of a given date, adjusted on a pro forma basis to give effect to material acquisitions and divestitures. The commitment fee at December 31, 1997 was 0.3% of the unused commitment.

     At December 31, 1997, the Company had outstanding loans payable to Europcenter under the Affiliate Credit Agreement of $16.5 million and Europcenter had outstanding loans payable to the European Subsidiaries of $9.6 million. The latter amount is included in cash and cash equivalents.

     The Company, acting for itself and each of its wholly-owned U.S. subsidiaries, entered into an amended and restated cash management agreement dated as of June 16, 1997 (the "Cash Management Agreement") with Sengewald USA, Inc. and KNP BT USA Holdings, Inc., each affiliates of KNP BT. The Cash Management Agreement replaced the cash management agreement dated June 24, 1996 to which the Company and certain affiliates of KNP BT were parties.

     Pursuant to the Cash Management Agreement, each of the parties other than the Company invests cash representing positive balances in certain cash management accounts with the Company and the Company provides overdraft protection to these U.S. affiliates of KNP BT up to specified limits.

     Under the Cash Management Agreement, investments earn interest at the LIBO rate as determined therein less .625% and loans from the Company bear interest at the LIBO rate plus .625%. At December 31, 1997, the investment balance for affiliate parties totaled $629 thousand. Each party to the Cash Management Agreement may terminate such agreement upon thirty days notice to the other parties thereto and the Cash Management Agreement would terminate as to all parties upon the occurrence of certain other events, including KNP BT's failure to own more than 50% of the issued and outstanding share capital of the Company.

REGISTRATION RIGHTS

     Pursuant to the terms of a registration rights agreement (the "Registration Rights Agreement") among the Company, KNP BT and KNP BT International, which agreement became effective upon completion of the Offering in July 1995, each of KNP BT International and KNP BT has the right to require the Company to register for public offering and sale all or a portion of the Common Stock held by it from time to time (subject to certain limitations) on a maximum of four occasions (and, if pursuant to a short-form registration statement, if available, on an unlimited number of occasions). In addition, during the term of the Registration Rights Agreement, each of KNP BT International and KNP BT has the right to participate in any registration of Common Stock initiated by the Company, subject to certain limitations. The Company will pay all out-of-pocket expenses of any such registrations, including reasonable fees and expenses of one counsel for KNP BT International and KNP BT, and will indemnify KNP BT International and KNP BT and their respective officers and directors against certain liabilities, including liabilities under the federal securities laws, in connection therewith. Each of KNP BT International and KNP BT will pay all underwriting discounts and commissions applicable to shares of Common Stock sold by it pursuant to any such registrations. The rights of KNP BT International and KNP BT under the Registration Rights Agreement are transferable to any affiliate of KNP BT.

TAX MATTERS

     The Company, KNP BT and certain of KNP BT's affiliates entered into a tax matters agreement in connection with the Reorganization and the Offering (the "Tax Matters Agreement") whereby KNP BT will indemnify the Company for any taxes and any related interest, penalties or other additions to tax ("Taxes") arising in any taxable year in respect of the Packaging Businesses and their disposition in the Reorganization and any Taxes arising in any year with respect to certain other operations that were disposed of by the Company prior to the Offering. Under the Tax Matters Agreement, KNP BT will also indemnify the Company to the extent of any Taxes relating to its office products distribution operations prior to the Reorganization in excess of certain thresholds specified in the agreement. The computation of any increase in Taxes and any resulting liability for indemnity payments will be determined after giving effect to the tax adjustment otherwise giving rise to indemnification and to any other net refunds of Taxes to which indemnity is provided to that indemnified party.

     The Tax Matters Agreement also provides for the treatment of such matters as allocating overlap period Taxes, return preparation, refunds, audits and controversies with tax authorities, sharing information and resolving controversies between parties.

     During the year ended December 31, 1997, the Company received reimbursement of $287,677 under the Tax Matters Agreement, primarily representing the Packaging Business' share of the 1991 to 1993 Internal Revenue Service audit that was settled in early 1997. In addition, the Company made a payment of $153,589 under the Tax Matters Agreement representing certain tax benefits obtained by the Company which were attributable to the Packaging Business.

     Prior to the Reorganization, the Company and certain of its subsidiaries, as well as the Packaging Businesses, had comprised a consolidated United States federal income tax group. For periods following the Reorganization, the Packaging Businesses will no longer be a part of the Company's consolidated United States federal income tax group.

INTELLECTUAL PROPERTY

     Pursuant to a license agreement between KNP BT and the Company, which became effective upon the completion of the Offering in July 1995, KNP BT has granted a royalty-free, perpetual license to the Company and its subsidiaries to use the name "BT" along with KNP BT's logo in connection with the Company's office products distribution businesses. However, the license to use such logo terminates upon the change of control of the Company or upon the occurrence of certain other events.

SERVICES

     KNP BT and its subsidiaries have provided services to the Company and its subsidiaries, including certain financial and treasury services, as well as insurance, tax, legal and human resource services. In connection with such services, the Company has paid fees to KNP BT. The Company has also provided certain support services to KNP BT and its affiliates (including the Packaging Businesses).

     The Company and KNP BT entered into an Intercompany Services Agreement for the continuing provision of such services, which agreement became effective upon completion of the Offering in July 1995. The agreement has a one-year term and thereafter automatically renews for successive one year periods unless earlier terminated by either party. Such agreement provides for fees to be paid at rates determined on the basis of costs calculated in a manner not inconsistent with past practices, if any, but no greater than the good faith estimate of the fee that would be charged by an independent third party. At any time during the term of the agreement, the Company or KNP BT may request that KNP BT or the Company, as the case may be, provide additional or different services or cease providing one or more services then being provided.

     The Company uses office space provided by KNP BT for certain of its executive officers and employees in KNP BT's headquarters in Amsterdam. During 1997, the Company reimbursed KNP BT at market rates for the cost of such space.

GUARANTIES

     KNP BT has guaranteed certain obligations of the Company under various leases for real property and equipment. The carrying amount of such guarantees was $10.3 million at December 31, 1997.

SALES TO AND PURCHASES FROM AFFILIATES

     The Company has sold office products and related services to affiliates of KNP BT. Such transactions generally were effected on terms comparable to those available in transactions with unaffiliated parties. Revenue from such transactions amounted to approximately $1.7 million for 1997. In addition, the Company has occasionally purchased certain products from KNP BT and its other affiliates (including the Packaging Businesses) for resale. Such purchases totaled approximately $8.1 million for 1997. The Company expects to continue to engage in similar affiliated party transactions on generally the same basis as it would engage in such transactions with unaffiliated third parties.

LEASES

     The Veenman Group leases one of their facilities from an affiliate of KNP BT under an operating lease that expires on September 30, 1999. Rental expense under such lease was $0.5 million in 1997. Future total minimum lease payments are $1.0 million. BT Office Products Deutschland GmbH, formerly known as bax Burosysteme Vertriebsgesellschaft mbH, an indirect wholly-owned subsidiary of the Company acquired from KNP BT in 1996, leases one of its facilities from an affiliate of KNP BT under an operating lease that expires on June 30, 1999. Rental expense under such lease was $0.3 million in 1997 and future total minimum lease payments are $0.4 million.

ARTICLE 403 STATEMENT

     KNP BT has issued an Article 403 Statement under Netherlands law for the Company's Netherlands subsidiaries. Pursuant to such Article 403 Statement, KNP BT is liable for claims of third parties against such companies that exceed such companies' net worth. The Company has agreed to indemnify KNP BT for any such liability.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL
  STATEMENT SCHEDULE, AND REPORTS ON
  FORM 8-K

  (a)The following financial statements and financial statement schedule of the Company are included in this Report:

FINANCIAL STATEMENTS:

     Reports of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1997 and 1996
     Consolidated Statements of Operations for the years ended December 31,
       1997, 1996 and 1995
     Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1997, 1996 and 1995
     Consolidated Statements of Cash Flows for the years ended December 31,
       1997, 1996 and 1995
     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULE:

     Schedule II--Valuation and Qualifying Accounts

EXHIBITS:

   EXHIBIT
   NUMBER       DESCRIPTION
   ------       -----------
      2.1       Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the Fiscal Year
                ended December 31, 1995, Commission file no. 1-13858).
      3.1       Amended and Restated Certificate of Incorporation of the Company
                (incorporated by reference to Exhibit 3.1 filed with Amendment
                No. 2 to the Company's Registration Statement on Form S-1, dated
                July 7, 1995, Registration No. 33-12124).
      3.2       Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 filed with Amendment No. 2 to the
                Company's Registration Statement on Form S-1, dated July 7,
                1995, Registration No. 33-12124).
     10.1       Credit Agreement by and among the Company, the European
                Subsidiaries from time to time party thereto, and KNP BT
                Europcenter N.V.(incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-Q for the Fiscal Quarter
                ended September 30, 1997, Commission file no.
                1-13858).
     10.2       Registration Rights Agreement among NV Koninklijke KNP BT,
                Buhrmann-Tetterode International B.V. and the Company
                (incorporated by reference to Exhibit 10.2 to the Company's
                Annual Report on Form 10-K for the Fiscal Year ended December
                31, 1995, Commission file no. 1-13858).
     10.3       Tax Matters Agreement (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the Fiscal Year
                ended December 31, 1995, Commission file no. 1-13858).
     10.4       Amendment No. 1 to Tax Matters Agreement dated as of June 7,
                1996 (incorporated by reference to Exhibit 10.4 to the Company's
                Annual Report on Form 10-K for the Fiscal Year ended December
                31, 1996, Commission file no. 1-3858).
     10.5       License Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal Year
                ended December 31, 1995, Commission file no. 1-13858).
     10.6       Intercompany Services Agreement between NV Koninklijke KNP BT and the Company (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the Fiscal Year
                ended December 31, 1995, Commission file no. 1-13858).
     10.7       Form of Indemnification Agreement for officers and directors
                (incorporated by reference to Exhibit 10.7 filed with Amendment
                No. 2 to the Company's Registration Statement on Form S-1, dated
                July 7, 1995, Registration No. 33-12124).
    +10.8       Supplemental Executive Retirement Plan, as amended by the
                First Amendment thereto (incorporated by reference to Exhibit
                10.8 to the Company's Annual Report on Form 10-K for the Fiscal
                Year ended December 31, 1995, Commission file no. 1-13858).
    +10.9       Second Amendment to Supplemental Executive Retirement Plan
                (incorporated by reference to Exhibit 10.10 to the Company's
                Annual Report on Form 10-K for the Fiscal Year ended December
                31, 1996, Commission file no. 1-3858).
    +10.10      1995 Stock Option Plan (incorporated by reference to Exhibit
                10.9 filed with Amendment No. 1 to the Company's Registration
                Statement on Form S-1, dated June 22, 1995, Registration No.
                33-12124).
     10.11      Promissory Note evidencing mortgage (incorporated by reference to Exhibit 10.10 filed with Amendment No. 2 to the Company's
                Registration Statement on Form S-1, dated July 7, 1995,
                Registration No. 33-12124).
     10.12      Mortgage and Note Amendment Agreement (incorporated by reference to Exhibit 10.11 filed with Amendment No. 2 to the Company's
                Registration Statement on Form S-1, dated July 7, 1995,
                Registration No. 33-12124).
   +*10.13      Separation Agreement and General Release by and among BT
                Office Products International, Inc., Rudolf Huyzer, and N.V.
                Koninklijke KNP BT dated as of December 17, 1997.
    +10.14      Employment Agreement of Richard C. Dubin (incorporated by
                reference to Exhibit 10.3 to the Company's Annual Report on Form
                10-Q for the Fiscal Quarter ended September 30, 1997, Commission file no. 1-13858).
    +10.15      Employment Agreement of David Kirshner (incorporated by
                reference to Exhibit 10.16 to the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1995,
                Commission file no. 1-13858).
    +10.16      Employment Agreement of Michael J. Miller (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1995,
                Commission file no. 1-13858).
   +*10.17      Employment Agreement of Janhein H. Pieterse (English
                translation of Dutch document).
     10.18      Competitive Advance and Revolving Credit Facility Agreement,
                dated as of August 2, 1996 among BT Office Products
                International, Inc., the subsidiaries, guarantors and lenders named therein, The Chase Manhattan Bank, as Administrative
                Agent, and ABN AMRO Bank N.V., as Documentation Agent
                (incorporated by reference to Exhibit 10.2 to the Company's
                Quarterly Report on Form 10-Q for the Fiscal Quarter ended June
                30, 1996, Commission file no. 1-3858).
     10.19      Amendment No. 1 dated as of December 20, 1996 to the Competitive
                Advance and Revolving Credit Facility Agreement (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on
                Form 10-K for the Fiscal Year ended December 31, 1996,
                Commission file no. 1-3858).
     10.20      Amendment No. 2 dated as of May 28, 1997 to the Competitive
                Advance and Revolving Credit Facility Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
                Form 10-Q for the Fiscal Quarter ended June 30, 1997, Commission file no. 1-3858).
     10.21      Amended and Restated Cash Management Agreement dated June 16,
                1997 among the Company, Sengewald USA, Inc. and KNP BT USA
                Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the
                Company's Quarterly Report on Form 10-Q for the Fiscal Quarter
                ended September 30, 1997, Commission file no. 1-3858).
   * 10.22      Agreement between BT Office Products International, Inc.
                Northern California Division and Graphic Communications
                Union District Council No. 2 Local No. 388M AFL-CIO dated
                January 1, 1998.
   * 10.23      Indemnification Letter from BT Office Products International,
                Inc. to NV Koninklijke KNP BT dated December 22, 1997.
   * 10.24      Support letter from N.V. Koninklijke KNP BT to Coopers & Lybrand
                LLP dated February 9, 1998.
   * 21.1       Subsidiaries of the Company.
   * 23.1       Consent of Coopers & Lybrand L.L.P.
   * 23.2       Consent of Ernst & Young LLP.
   * 27.1       Financial Data Schedule.


-------------
*    Filed herewith
+    Management contract or compensatory plan or arrangement.


(b) REPORTS ON FORM 8-K:

     No Current Reports on Form 8-K were filed in the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BT OFFICE PRODUCTS INTERNATIONAL, INC.

Date: March 30, 1998                      By:      /s/ FRANS H.J. KOFFRIE

                                            ------------------------------------
                                                     Frans H.J. Koffrie
                                            Acting President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                         DATE
                     ---------                                      -----                         ----

              /s/ FRANS H.J. KOFFRIE                   Chairman of the Board of              March 30, 1998
---------------------------------------------------    Directors, Acting President and
               (Frans H.J. Koffrie)                    Chief Executive Officer

               /s/ RICHARD C. DUBIN                    Executive Vice President and          March 30, 1998
---------------------------------------------------    President, BT Office Products
                (Richard C. Dubin)                     North America

              /s/ JANHEIN H. PIETERSE                  Vice President and President, BT      March 30, 1998
---------------------------------------------------    Office Products Europe
               (Janhein H. Pieterse)

              /s/ FRANCIS J. LEONARD                   Vice President--Finance and           March 30, 1998
---------------------------------------------------    Chief Financial Officer
               (Francis J. Leonard)                    (Principal Accounting Officer)

             /s/ HARRY G. VREEDENBURGH                 Director                              March 30, 1998
---------------------------------------------------
              (Harry G. Vreedenburgh)

                  /s/ GEORGE DEAN                      Director                              March 30, 1998
---------------------------------------------------
                   (George Dean)

              /s/ LORRENCE T. KELLAR                   Director                              March 30, 1998
---------------------------------------------------
               (Lorrence T. Kellar)

               /s/ PHILIP E. BEEKMAN                   Director                              March 30, 1998
---------------------------------------------------
                (Philip E. Beekman)

                           [INTENTIONALLY LEFT BLANK]

                       CONSOLIDATED FINANCIAL STATEMENTS

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

                                    CONTENTS

Reports of Independent Accountants..........................   38
Financial Statements:
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................   40
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................   42
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996 and 1995..............   43
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................   44
Notes to Consolidated Financial Statements..................   45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
BT Office Products International, Inc.

We have audited the accompanying consolidated balance sheets of BT Office Products International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BT Office Products International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Chicago, Illinois
February 9, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
BT Office Products International, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of BT Office Products International, Inc. and subsidiaries for the year ended December 31, 1995. Our audit also included the financial statement schedule listed in the Index at Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of BT Office Products International, Inc. and subsidiaries and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information required to be included therein.

                                          Ernst & Young LLP

Chicago, Illinois
April 5, 1996

                          CONSOLIDATED BALANCE SHEETS

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

                                                                                              DECEMBER 31
                                                                                          --------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                          1997        1996
--------------------------------------------------------------------------------------------------------------
ASSETS:
Current assets:
  Cash and cash equivalents                                                               $ 19,466    $ 20,163
  Accounts receivable, less allowances of $9,753 in 1997 and
     $4,915 in 1996                                                                        219,118     203,629
  Other receivables                                                                         33,429      22,197
  Due from affiliates                                                                        1,055         475
  Inventories                                                                              123,324     119,370
  Deferred income taxes                                                                      3,011       1,761
  Investment in sales-type leases                                                           10,128      10,573
  Prepaid expenses and other current assets                                                 15,330      13,838
                                                                                          --------    --------
Total current assets                                                                       424,861     392,006

Deferred income taxes                                                                        4,231       5,688
Investment in sales-type leases                                                             15,652      17,119
Other assets                                                                                 6,903       6,238

Property, plant and equipment:
  Land                                                                                       1,236       1,236
  Buildings                                                                                 33,995      31,755
  Machinery and equipment                                                                  116,906      96,907
                                                                                          --------    --------
                                                                                           152,137     129,898
Accumulated depreciation and amortization                                                   64,212      51,483
                                                                                          --------    --------
Net property, plant and equipment                                                           87,925      78,415
Costs in excess of net assets of businesses acquired, net of
  accumulated amortization of $22,144 in 1997 and $16,621 in 1996                          216,686     231,222
Other intangible assets, net of accumulated amortization of
  $31,582 in 1997 and $27,213 in 1996                                                        7,443      12,131
                                                                                          --------    --------
TOTAL ASSETS                                                                              $763,701    $742,819
                                                                                          ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

                                                                  DECEMBER 31
                                                              -------------------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)              1997       1996
---------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Notes payable                                               $ 24,591   $ 41,207
  Current portion of long-term obligations                     200,816      6,727
  Accounts payable                                             140,780    123,306
  Due to affiliates                                              1,570      1,504
  Accrued compensation and benefits                             28,084     21,977
  Accrued sales tax                                             10,249      8,778
  Accrued expenses                                              28,799     29,434
  Income tax payable                                                --      2,363
  Deferred income taxes                                          1,986      2,765
                                                              --------   --------
Total current liabilities                                      436,875    238,061

Long-term obligation with affiliates                            16,500      4,247
Long-term obligations, less current portion                     15,337    215,455
Accrued pension and post retirement costs                        7,346      9,252
Deferred income taxes                                            5,880      1,930
Accrued expenses                                                 8,050      5,222
                                                              --------   --------
                                                                53,113    236,106
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value of $.01 per share; authorized
     shares, 10,000,000; none outstanding                           --         --
  Common stock, par value $.01 per share; authorized shares,
     90,000,000; issued shares, 33,471,000 at December 31,
     1997 and 1996                                                 335        335
  Additional paid-in capital                                   270,132    270,132
  Retained earnings (deficit)                                   17,137       (118)
  Cumulative translation adjustments                           (13,891)    (1,697)
                                                              --------   --------
Total stockholders' equity                                     273,713    268,652
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $763,701   $742,819
                                                              ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

                                                                     YEAR ENDED DECEMBER 31
                                                             --------------------------------------
   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)           1997          1996          1995
---------------------------------------------------------------------------------------------------
Sales:
  Net sales--products                                        $1,618,554    $1,412,333    $1,132,127
  License fee revenues                                              190           181           243
                                                             ----------    ----------    ----------
                                                              1,618,744     1,412,514     1,132,370
Costs and expenses:
  Costs of products sold, including inventory purchased
     from affiliates of $8,126, $8,606 and $8,567             1,162,737     1,004,713       819,078
  Selling and administrative expenses, including
     management fees and shared expenses paid to
     affiliates of $1,666, $2,035 and $3,959                    383,758       345,879       266,163
  Depreciation and amortization                                  16,485        13,693        10,339
  Amortization of intangibles                                    10,636        10,046         8,117
                                                             ----------    ----------    ----------
                                                              1,573,616     1,374,331     1,103,697
                                                             ----------    ----------    ----------
Operating income                                                 45,128        38,183        28,673

Other income (expense):
  Interest income and other                                       2,749         2,091         1,287
  Interest expense                                              (15,283)       (7,401)       (3,561)
  Interest expense to affiliates                                   (639)       (5,172)      (12,372)
                                                             ----------    ----------    ----------
                                                                (13,173)      (10,482)      (14,646)
                                                             ----------    ----------    ----------
Income before income taxes                                       31,955        27,701        14,027
Income tax expense                                               14,700        13,000         7,337
                                                             ----------    ----------    ----------
Net income                                                   $   17,255    $   14,701    $    6,690
                                                             ==========    ==========    ==========

Basic earnings per share                                     $      .52    $      .44    $      .24
                                                             ==========    ==========    ==========
Diluted earnings per share                                   $      .51    $      .44    $      .24
                                                             ==========    ==========    ==========

Average shares outstanding, basic                                33,471        33,420        27,983
                                                             ==========    ==========    ==========
Average shares outstanding, diluted                              33,541        33,742        28,026
                                                             ==========    ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

                                                        ADDITIONAL    RETAINED     CUMULATIVE         TOTAL
                                             COMMON      PAID-IN      EARNINGS     TRANSLATION    STOCKHOLDERS'
(IN THOUSANDS)                               STOCK       CAPITAL      (DEFICIT)    ADJUSTMENTS       EQUITY
---------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                $    234     $ 44,093     $(21,509)     $   (885)       $ 21,933
  Net income                                      --           --        6,690            --           6,690
  Issuance of common stock, net                  100      102,607           --            --         102,707
  Capital contribution                            --      118,000           --            --         118,000
  Net capital and intercompany
     transactions--unrelated businesses           --        4,927           --            --           4,927
  Net capital and intercompany
     transactions--related businesses             --        3,850           --            --           3,850
  Corporate reorganization:
     Historical paid-in capital                   --      (33,281)          --            --         (33,281)
     Transfer of unrelated businesses             --       59,990           --            --          59,990
     Contribution of related businesses           --      (79,579)          --            --         (79,579)
     Recapitalization                             --       52,870           --            --          52,870
  Currency translation adjustments                --           --           --         2,128           2,128
                                            --------     --------     --------      --------        --------
BALANCE AT DECEMBER 31, 1995                     334      273,477      (14,819)        1,243         260,235
  Net income                                      --           --       14,701            --          14,701
  Stock options exercised                          1          867           --            --             868
  Acquisition of Bax--a related entity            --       (3,630)          --            --          (3,630)
  Other                                           --         (582)          --            --            (582)
  Currency translation adjustments                --           --           --        (2,940)         (2,940)
                                            --------     --------     --------      --------        --------
BALANCE AT DECEMBER 31, 1996                     335      270,132         (118)       (1,697)        268,652
  Net income                                      --           --       17,255            --          17,255
  Currency translation adjustments                --           --           --       (12,194)        (12,194)
                                            --------     --------     --------      --------        --------
BALANCE AT DECEMBER 31, 1997                $    335     $270,132     $ 17,137      $(13,891)       $273,713
                                            ========     ========     ========      ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
(IN THOUSANDS)                                                   1997       1996        1995
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                    $ 17,255   $  14,701   $   6,690
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
     Depreciation and amortization                              18,045      15,351      11,663
     Amortization of intangibles                                10,636      10,046       8,117
     Provision for doubtful accounts                             6,662       2,107       1,369
     (Gain) loss on sale of property, plant and equipment,
       net                                                         116          70         (77)
     Deferred income taxes                                       3,409       1,477       2,323
Changes in operating assets and liabilities, net of effects
  of business acquisitions:
     Accounts receivable                                       (26,373)     (6,312)    (32,681)
     Inventories                                                (6,359)     (8,334)     (8,605)
     Other current assets                                       (9,570)     (3,800)      1,021
     Accounts payable and accrued expenses                      26,656      20,623      10,793
     Due to/from affiliates, net                                  (403)      1,564      (1,685)
     Income taxes payable (refundable)                          (5,565)      1,020         728
                                                              --------   ---------   ---------
Net cash provided by (used for) operating activities:           34,509      48,513        (344)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                     (28,217)    (25,090)    (21,886)
Acquisitions of businesses, less cash acquired                 (17,782)   (130,135)    (37,248)
Proceeds from disposal of property, plant and equipment            539       1,795         881
Other assets and liabilities                                     1,019      (1,581)     (6,064)
                                                              --------   ---------   ---------
Net cash used for investing activities                         (44,441)   (155,011)    (64,317)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                         33,430      15,571       9,562
Repayments of notes payable                                    (37,918)    (13,261)    (11,071)
Proceeds from issuance of long-term obligations                 50,602     220,135       6,100
Repayments of long-term obligations                            (49,034)    (25,250)     (5,337)
Net borrowings (repayments) on obligations with affiliates      13,023     (78,228)   (161,420)
Proceeds from stock options exercised including related tax
  benefits                                                          --         868          --
Net transactions of unrelated businesses transferred                --          --       4,927
Net transactions of related businesses contributed                  --        (476)      3,850
Capital contributions by KNP BT                                     --          --     118,000
Issuance of common stock, net                                       --        (106)    102,707
                                                              --------   ---------   ---------
Net cash provided by financing activities                       10,103     119,253      67,318

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS      (868)       (160)        (84)
                                                              --------   ---------   ---------
Net increase (decrease) in cash and cash equivalents              (697)     12,595       2,573
Cash and cash equivalents at beginning of year                  20,163       7,568       4,995
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year                      $ 19,466   $  20,163   $   7,568
                                                              ========   =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

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

     The Corporate Reorganization included, among other things: (i) KNP BT's contribution of the net assets of its European office products businesses and one U.S. business to the Company; (ii) the transfer of the Holding Company's unrelated businesses to KNP BT; (iii) a capital contribution of $118.0 million in the form of an exchange of indebtedness of the Holding Company under interest bearing advances by KNP BT for shares of common stock; (iv) a stock split which resulted in 23,400,000 shares issued and outstanding; and (v) the execution of various agreements related to income tax matters, financing arrangements, and shared services.

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

     Upon completion of the Offering, the Company entered into a $200 million long-term credit agreement (the "Antilliana Credit Agreement") with KNP BT Antilliana N.V. ("Antilliana"), an affiliate of KNP BT. Effective in August 1996, the Company reduced the commitments available under the Antilliana Credit Agreement to $50 million. See Note 8.

     The pro forma unaudited results of operations for the year ended December 31, 1995, assuming the Capital Contribution and Net Proceeds of the Offering occurred as of January 1, 1995, were as follows:

                                          YEAR ENDED
                                          DECEMBER 31
                                          -----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNT)      1995
-----------------------------------------------------
Sales                                     $1,132,370
Net income                                    10,781
Diluted earnings per share                      0.32
Average shares outstanding, diluted           33,443
-----------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FINANCIAL INSTRUMENTS

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents and notes payable approximate fair value because of the short-term maturity of these financial instruments.

     The Company utilizes letters of credit and guarantees by KNP BT to back certain financing or leasing instruments. The letters of credit and

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

guarantees reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place. The carrying amount of letters of credit and guarantees were $13.4 million and $15.0 million at December 31, 1997 and 1996, respectively.

CONCENTRATION OF CREDIT RISK

     The Company is in the business of distributing various office products, including furniture and office equipment, to businesses throughout the U.S. and Europe. In addition, one entity distributes paper and printing supplies.

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

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation and amortization of plant and equipment, including the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the assets or the initial or remaining terms of the leases. Useful lives range from three to ten years for machinery and equipment and up to 30 years for buildings. Repair and maintenance costs are expensed as incurred.

SOFTWARE AND DEVELOPMENT COSTS

     Costs related to internally developed or purchased software for major projects are capitalized and amortized over the software's estimated useful life once the project is put into service. Costs associated with the design phase and reengineering components of systems projects are expensed as incurred. Computer software maintenance and repair costs related to software development are expensed as incurred. The carrying value is regularly reviewed by the Company and a loss is recognized when the net realizable value falls below unamortized cost.

COSTS IN EXCESS OF NET ASSETS OF BUSINESSES
  ACQUIRED

     Costs in excess of net assets of businesses acquired (goodwill) are being amortized on a straight-line basis over 40 years.

OTHER INTANGIBLE ASSETS

     Costs of customer lists, trademarks and favorable lease rights arising from business combinations are being amortized using the straight-line method over periods which principally range from 4 to 10 years. Costs of covenants not-to-compete are

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

amortized using the straight-line method over their contractual lives, which range from 1 to 5 years.

IMPAIRMENT OF LONG-LIVED ASSETS

     In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

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

STOCK BASED COMPENSATION

     Effective December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As provided by SFAS 123, the Company has elected to continue to account for its stock based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions required by SFAS
123. See Note 11.

EARNINGS PER COMMON SHARE

     In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share," ("SFAS 128"), which simplifies the standards for computing earnings per share ("EPS") and requires the presentation of two new amounts, basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for dilutive common share equivalents (70,000 shares, 322,000 shares and 43,000 shares in 1997, 1996 and 1995, respectively) attributed to outstanding options to purchase common stock. The Company has adopted SFAS 128 for the quarter and year ended December 31, 1997 and has restated EPS for all prior periods reported. The restated basic and diluted earnings per share for all periods presented approximated the previously reported earnings per share.

TRANSLATION OF FOREIGN CURRENCIES

     Balance sheet accounts of foreign operations are translated using the year end exchange rate and income statement accounts are translated using the average exchange rate for the year. Translation adjustments are recorded as a separate component of stockholders' equity. The Company does not currently hedge foreign currency translation risk exposure.

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

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED)

No such contracts were outstanding at December 31, 1997.

USE OF ESTIMATES

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 financial statement presentation.

3. BUSINESS ACQUISITIONS

     In December 1996, the Company acquired the Vinborgen I Boras AB group of companies ("Bjorsell"), an office products distributor in Sweden, in a purchase transaction for approximately $41.5 million in cash. The transaction resulted in goodwill of $30.5 million.

     On December 31, 1996, the Company acquired Kuipers Centrum voor Kantoorefficiency B.V. ("Kuipers"), an office products distributor in The Netherlands, in a purchase transaction for approximately $21.8 million in cash, as adjusted under provisions of the purchase agreement. The transaction resulted in goodwill of $16.8 million.

     In July 1996, the Company acquired the two businesses comprising the Keller + Roth Group, office products distributors in Germany, in a purchase transaction for approximately $11.5 million in cash and the issuance of $3.2 million of notes payable. The transaction resulted in goodwill of $11.1 million.

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

     In addition, during the year ended December 31, 1996, the Company acquired four other significant office products businesses in the U.S. in purchase transactions for aggregate consideration of $26.0 million, which included $25.2 million of cash and the issuance of $0.8 million of notes payable. These transactions resulted in goodwill of $22.1 million.

     In the year ended December 31, 1995, the Company acquired five significant U.S. office products businesses in purchase transactions for aggregate consideration of $34.2 million, which included $34.0 million of cash and the issuance of $0.2 million of notes payable. These transactions resulted in goodwill of $19.4 million and other intangible assets of $2.3 million.

     The pro forma unaudited results of operations for the year ended December 31, 1996, assuming the 1996 acquisitions described above had been consummated as of January 1, 1996, and translated at historical rates, were as follows:

                                            YEAR ENDED
                                            DECEMBER 31
                                            -----------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNT)        1996
-------------------------------------------------------
Sales                                       $1,580,657
Net income                                      15,818
Diluted earnings per share                         .47
Average shares outstanding, diluted             33,742
-------------------------------------------------------

     The Company also acquired several other smaller office product businesses in 1997 and 1996 for a total purchase price of $8.5 million and $23.8 million, respectively. These acquisitions did not have a significant impact on the consolidated financial statements for the years ended December 31, 1997 and 1996.

4. SOFTWARE AND DEVELOPMENT COSTS

     Software development costs capitalized for major projects, including the Company's investments in an enterprise-wide systems solution in the U.S., known as Project Millennium, were $25.9 million and $8.4 million as of December 31, 1997 and 1996,

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

4. SOFTWARE AND DEVELOPMENT COSTS (CONTINUED)

respectively. Project Millennium costs accounted for $16.0 million of the $18.6 million capitalized as assets under construction at December 31, 1997. Amortization of theses assets will begin once particular assets or modules are placed into service. The remaining capitalized costs are being amortized over the software or other development project's estimated useful life. Amortization of software development costs totaled $1.3 million and $1.0 million for the years ended December 31, 1997 and 1996, respectively.

5. INVENTORIES

     Current cost exceeded the LIFO value of inventories by approximately $6.7 million and $5.3 million at December 31, 1997 and 1996, respectively. LIFO inventories represented approximately 61% and 60% of total inventories at December 31, 1997 and 1996, respectively.

6. INVESTMENT IN SALES-TYPE LEASES

     The components of the net investment in sales-type leases, which principally relates to the copier business in Europe, were as follows:

                                          DECEMBER 31
                                      --------------------
(IN THOUSANDS)                          1997        1996
----------------------------------------------------------
Lease contracts receivable            $ 29,908    $ 33,147
Less: Unearned income                   (4,128)     (5,455)
                                      --------    --------
Net investment in sales-type
  leases                                25,780      27,692
  Less: Current portion                (10,128)    (10,573)
                                      --------    --------
                                      $ 15,652    $ 17,119
                                      ========    ========
----------------------------------------------------------

     Minimum future lease payments to be received for the succeeding five years on sales-type leases are as follows: $11.4 million in 1998; $8.6 million in 1999; $5.8 million in 2000; $3.1 million in 2001; and $1.0 million in 2002.

7. NOTES PAYABLE

     Notes payable consisted of the following:

                                          DECEMBER 31
                                       ------------------
          (IN THOUSANDS)                1997       1996
---------------------------------------------------------
Acquisition notes payable to
  sellers                              $ 1,335    $10,976
Borrowings under revolving
  line-of-credit agreements             23,256     30,231
                                       -------    -------
                                       $24,591    $41,207
                                       =======    =======
---------------------------------------------------------

     In June 1997, the Company entered into revolving lines of credit providing an aggregate of $22.5 million to fund the Company's U.S. cash management requirements. Such lines replaced the $15 million cash management facility formerly available under the Antilliana Credit Agreement. In addition to the revolving lines of credit available in the U.S., $28.7 million is available under local agreements in Europe. Total unused lines of credit with non-affiliates amounted to $28.0 million at December 31, 1997.

     The weighted average interest rate for short-term obligations for the years ended December 31, 1997 and 1996 were 4.8% and 6.4%, respectively.

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

8. LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:

                                                                  DECEMBER 31
                                                              -------------------
(IN THOUSANDS)                                                  1997       1996
---------------------------------------------------------------------------------
Debt:
  Borrowing under Bank Credit Agreement, due in August 2001, with a weighted average interest rate of 6.5% and 5.9%,
    at December 31, 1997 and 1996, respectively               $194,687   $197,159
  Borrowing under Affiliate Credit Agreement, due in July
    1999, with a weighted average interest rate of 6.0% at
    December 31, 1997                                           16,500         --
  Borrowing under Antilliana Credit Agreement, due in June
    1998, with a weighted average interest rate of 6.5% at
    December 31, 1996                                               --      4,247
  Acquisition notes payable, due September 2000 with
    interest payable at 6.1%                                     1,100      1,100
  Real estate mortgage note, payable in monthly installments of $8 including interest, collateralized by the land and
    building due December 1, 2006 with interest payable at
    9.375%                                                         604        646
  Unsecured note, payable in monthly installments of $20,
    due February 28, 2002, with interest payable at 8.5%           854      1,223
  Collateralized notes, due in quarterly installments of
    $205 plus interest, collateralized by certain assets,
    due December 31, 2000 through March 31, 2003 with
    interest rates ranging from 6.0% to 6.9%                     2,538      3,743
  Other                                                            272        415
                                                              --------   --------
                                                               216,555    208,533
Capitalized leases:
  Building, due July 1, 2022, with an interest rate of 10.8%     4,910      5,690
  Building, due December 1, 2009, with an interest rate of
    13.7%                                                        1,975      2,036
  Vehicles, due April 22, 1998 through November 20, 1999,
    with interest rates ranging form 9.5% to 17.0%                  94        150
  Office equipment, due January 1997 through December 2001,
    with interest rates ranging from 8.0% to 12.23%              8,955      9,751
  Other                                                            164        269
                                                              --------   --------
                                                                16,098     17,896
                                                              --------   --------
                                                               232,653    226,429
  Less: Current portion                                        200,816      6,727
                                                              --------   --------
                                                              $ 31,837   $219,702
                                                              ========   ========
---------------------------------------------------------------------------------

     On August 2, 1996, the Company entered into a $250 million syndicated bank Competitive Advance and Revolving Credit Facility Agreement (the "Bank Credit Agreement"). The Bank Credit Agreement was used to pay down existing debt owed to affiliates of the Company and is being used for working capital needs and general corporate purposes, including acquisitions.

     The Bank Credit Agreement provides for a five-year, unsecured, non-amortizing, multi-currency, revolving credit facility. Under the multi-currency arrangement, term loans in U.S. Dollars, German Marks, British Pounds, Swedish Kronor and Netherlands Guilders (other currencies are also available) bear interest based on a leverage ratio ranging from .35% to .75% over the applicable interbank rate as determined therein. The facility also provides for revolving loans in U.S. Dollars at the prevailing prime rate. There is a facility fee on the unused portion, based on the leverage ratio, which ranges from .125% to .300%.

     The Bank Credit Agreement, as modified, contains various loan covenants calculated quarterly including a maximum leverage ratio based on total debt to pro forma EBITDA (3.75 to 1 for each of the rolling four quarter periods ending on or before March 31, 1998, and reducing to 3.25 to 1 in subsequent quarters), a minimum EBITDA less capital expenditures to interest ratio (scheduled to increase from 2.50 to 1 to 3.00 to 1 for the rolling four quarter period ending September 30, 1998) and a minimum net worth requirement. In addition, under a change of

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

8. LONG-TERM OBLIGATIONS (CONTINUED)
control clause, an event of default would occur if any person or group, other than KNP BT or its affiliates, shall own more than 50% of the voting shares of the Company.

     As of December 31, 1997, the Company is in compliance with the financial covenants under the Bank Credit Agreement. Unless the Company is able to enter into an amendment with the lenders under its syndicated Bank Credit Agreement to relax certain financial covenants or otherwise renegotiate or refinance such agreement, the Company expects that one or more defaults or events of default may arise in 1998 as a result of breaches of such financial covenants. Accordingly, indebtedness under the Bank Credit Agreement has been classified as current portion of the long-term obligations in the consolidated balance sheet.

     The Company's majority shareholder, KNP BT, has advised the Company that it will support the Company during 1998 and use its best efforts to prevent any default or event of default that may arise under the Bank Credit Agreement. As described in Note 18, KNP BT has made an offer to purchase the outstanding shares of the Company that it does not already own in a so-called "going private" transaction. If the going private transaction is completed, KNP BT has advised the Company that it intends to reduce or eliminate its existing indebtedness under the Bank Credit Agreement and/or otherwise cause such indebtedness to be refinanced. If the going private transaction is not completed, the Company intends to renegotiate the existing Bank Credit Agreement so as to avoid or cure any such default or defaults or event or events of default and/or to refinance the indebtedness under the Bank Credit Agreement, in either case, at a cost that is not expected to be material to the Company's 1998 results of operations.

     Effective in June 1997, the Company replaced the Antilliana Credit Agreement with a new commitment of 70 million Netherlands Guilders (approximately $35 million), which is available through KNP BT Europcenter N.V. ("Europcenter"), an affiliate of KNP BT (the "Affiliate Credit Agreement"). The Affiliate Credit Agreement, which expires in July 1999, will be used by the Company's European operations for working capital needs and general corporate purposes, including acquisitions. As part of the same agreement, the Company's European subsidiaries may invest funds representing positive balances of up to 20 million Netherlands Guilders in certain cash management accounts in Europcenter. The Affiliate Credit Agreement contains certain events of default the most significant of which includes KNP BT's failure to own, beneficially and of record, more than 50% of the issued and outstanding share capital of the Company. There is a commitment fee of .30% on the unused portion of the Affiliate Credit Agreement.

     Maturities of long-term obligations, other than obligations under capital lease agreements, for the five years succeeding December 31, 1997, are $195.8 million in 1998, $17.6 million in 1999, $2.1 million in 2000, $0.4 million in 2001, $0.3 million in 2002 and $0.3 million thereafter.

     The fair value of the Company's long-term obligations approximates the carrying amount based on the present value of cash flows discounted at the current rates offered to the Company on similar debt instruments.

     Interest payments on short-term and long-term obligations were $16.8 million, $12.4 million and $15.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Non-cash investing and financing activities included capital lease obligations incurred of $113 thousand, $0 and $196 thousand in 1997, 1996 and 1995, respectively.

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

9. INCOME TAXES

     Domestic and foreign income before income taxes consisted of the following:

                              YEAR ENDED DECEMBER 31
                            ---------------------------
(IN THOUSANDS)               1997      1996      1995
-------------------------------------------------------
Domestic                    $23,772   $22,029   $10,558
Foreign                       8,183     5,672     3,469
                            -------   -------   -------
                            $31,955   $27,701   $14,027
                            =======   =======   =======
-------------------------------------------------------

     Federal, state and foreign income tax expense consisted of the following:

                               YEAR ENDED DECEMBER 31
                             --------------------------
(IN THOUSANDS)                1997      1996      1995
-------------------------------------------------------
Current:
  Federal                    $ 7,632   $ 7,663   $2,374
  State                        1,702     1,895      858
  Foreign                      1,957     1,965    1,782
                             -------   -------   ------
                              11,291    11,523    5,014
Deferred:
  Federal                      2,359       578    1,291
  State                          393       215      477
  Foreign                        657       684      555
                             -------   -------   ------
                               3,409     1,477    2,323
                             -------   -------   ------
                             $14,700   $13,000   $7,337
                             =======   =======   ======
-------------------------------------------------------

     Reconciliations between the U.S. federal statutory income tax rate of 35% and the consolidated effective income tax rates of 46%, 47% and 52% for the years ended December 31 1997, 1996 and 1995, respectively, are as follows:

                               YEAR ENDED DECEMBER 31
                             --------------------------
(IN THOUSANDS)                1997      1996      1995
-------------------------------------------------------
Tax at U.S. federal income
  tax rate                   $11,184   $ 9,695   $4,909
State income taxes, net of
  U.S. federal tax benefit     1,584     1,372      793
Goodwill amortization          1,473     1,309      918
Reduced foreign tax
  benefits due to loss
  carryforwards and rate
  differentials                  748       633    1,199
All other items                 (289)       (9)    (482)
                             -------   -------   ------
Tax provision                $14,700   $13,000   $7,337
                             =======   =======   ======
-------------------------------------------------------

     Significant components of the Company's deferred tax liabilities and assets were as follows:

                                        DECEMBER 31
                                    -------------------
(IN THOUSANDS)                        1997       1996
-------------------------------------------------------
Deferred tax liabilities:
  Depreciation                      $  7,059   $  3,456
  Capital leases                       5,424      5,578
  Inventories                         (1,196)       429
  Other trade receivables              1,826        979
  Other                                1,210      1,782
                                    --------   --------
Total deferred tax liabilities        14,323     12,224
Deferred tax assets:
  Deferred compensation and post
    retirement costs                   1,972      2,026
  Allowance for doubtful accounts      1,288        728
  Amortization                          (263)     1,067
  Deferred expenses                    2,620      1,490
  Integration reserves                   827      1,089
  Foreign net operating loss
    carryforwards                     44,292     48,770
  Alternate minimum tax credit
    carryforward                          --        969
  Other                                  221        133
                                    --------   --------
Total deferred tax assets             50,957     56,272
Valuation allowance for deferred
  tax assets                         (37,258)   (41,294)
                                    --------   --------
Total deferred tax assets net of
  valuation allowance                 13,699     14,978
                                    --------   --------
Net deferred tax assets
  (liabilities)                     $   (624)  $  2,754
                                    ========   ========
-------------------------------------------------------

     The Company had foreign NOL carryovers of approximately $86.2 million at December 31, 1997, which have an unlimited carryover. A valuation allowance has been recorded against the deferred tax assets relating to United Kingdom and certain German foreign tax net operating losses of $4.0 million and $33.2 million, respectively, as a result of the uncertainty of the ultimate utilization. The $4.0 million decrease in the valuation allowance during 1997 is due primarily to foreign currency translation.

     The Company's policy is to permanently reinvest earnings of its foreign subsidiaries. As of December 31, 1997, the Company had approximately $15 million of undistributed earnings relating to its operations in Europe. It is impracticable to determine the amount of income taxes that would be payable upon remittance of assets that represent those earnings.

     The Internal Revenue Service (the "IRS") has concluded its examination of the 1991 to 1993 consolidated federal income tax returns of the Company as it existed (including the non-related businesses described in Note 1) prior to the

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

9. INCOME TAXES (CONTINUED)

Reorganization and has entered into a settlement with the Company on all proposed adjustments, except for the following. On January 10, 1997, the IRS issued the Company a formal notice of proposed adjustment that asserts approximately $1.9 million in tax deficiencies, plus interest, relating to the disallowance of certain interest paid in 1992 and 1993 to Antilliana. On April 10, 1997, the Company filed a protest to the proposed deficiency and has recently begun discussions with the Appellate Officer assigned to the case. Management intends to vigorously contest this assessment and does not believe that the ultimate resolution of the issue will have a material adverse effect on the financial condition or results of operations of the Company.

     The IRS is currently examining the Company's 1994 and 1995 consolidated federal income tax returns. Management believes that it has made adequate provision for taxes that may become payable with respect to all open tax years.

     In addition, KNP BT has agreed to make additional capital contributions to the Company in the event that tax adjustments, applicable to operations of the Company prior to the date of the Corporate Reorganization, exceed recorded income tax accruals at the time of the Reorganization.

     Total income tax payments (receipts) were $14.4 million, $8.3 million and $(906) thousand in 1997, 1996 and 1995, respectively.

10. BENEFIT PLANS

     The Company's United Kingdom, Netherlands and German operations have defined-benefit pension plans covering certain salaried and hourly employees. Benefits are based on years of service and each employee's compensation during employment. The Company's funding policy is to make the minimum annual contributions required by applicable regulations. Assets held by the plan consist primarily of government bonds, bank deposits, and other investments.

     The funded status and amount recognized for the Company's defined-benefit pension plans in the consolidated balance sheets were as follows:

                                        YEAR ENDED
                                        DECEMBER 31
                                     -----------------
(IN THOUSANDS)                        1997      1996
------------------------------------------------------
Actuarial present value of
  accumulated benefit obligation
  and vested benefits                $26,871   $28,944
                                     =======   =======
Actuarial present value of
  projected benefit obligation for
  services rendered to date          $29,155   $29,636
Plan assets at fair value             24,370    24,528
                                     -------   -------
Projected benefit obligation in
  excess of plan assets                4,785     5,108
Unrecognized net loss from past
  experience different from that
  assumed and effects of changes in
  assumptions                           (701)     (383)
Unrecognized net transition gain         204       411
                                     -------   -------
Accrued pension cost                 $ 4,288   $ 5,136
                                     =======   =======
------------------------------------------------------

     Net pension cost included the following components:

                                YEAR ENDED DECEMBER 31
                               ------------------------
(IN THOUSANDS)                  1997     1996     1995
-------------------------------------------------------
Service cost--benefits earned
  during the period            $1,115   $1,073   $  935
Interest cost on projected
  benefit obligation            1,698    1,266    1,172
Actual return on plan assets   (1,425)    (955)    (865)
Net amortization and deferral     (13)       9       11
                               ------   ------   ------
Net pension costs              $1,375   $1,393   $1,253
                               ======   ======   ======
-------------------------------------------------------

     Following is a summary of significant actuarial assumptions used for European subsidiaries:

                                    DECEMBER 31
                        ------------------------------------
   (IN PERCENTAGES)        1997         1996         1995
------------------------------------------------------------
Discount rate           5.5 to 7.5   6.5 to 7.5   6.5 to 7.5
Rates of increase in
  compensation levels   2.0 to 6.0   2.0 to 6.0   2.0 to 6.0
Expected long-term
  rate of return on
  assets                4.0 to 8.5   7.0 to 8.5   7.0 to 8.5
------------------------------------------------------------

     The Company provides 401(k) defined-contribution plans covering substantially all U.S. employees. Company matching contributions for employees under the plans amounted to $2.1 million in 1997, $2.1 million in 1996 and $1.6 million in 1995.

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

11. STOCK OPTION PLAN

     In 1995, the Company adopted a non qualified and incentive stock option plan ("the Plan") for officers and other key employees. A total of 4,188,000 shares of authorized but unissued common stock has been reserved for issuance under the Plan upon the exercise of options, subject to adjustment in the event of a stock split, stock dividend or other change in the common stock. The administrator of the Plan is the Compensation Committee of the Company's Board of Directors. Under the Plan, options may be granted to purchase common stock at prices not less than 90% (100% in the case of an incentive stock option and 110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the common stock on the date of the grant of the option. The term of each option may be for such a period as the Compensation Committee shall determine, but not more than 10 years (or 5 years in the case of certain incentive stock options) from the date of grant. The vesting schedule for options shall be determined by the Compensation Committee.

     Information with respect to options granted under the Plan is as follows:

                                             WEIGHTED
                                             AVERAGE
                                 NUMBER OF   EXERCISE
                                  SHARES      PRICE
-----------------------------------------------------
Outstanding at December 31,
  1994                                 --     $   --
  Granted during the year        1,203,000     11.50
  Exercised during the year            --         --
  Canceled during the year        (17,500)     11.50
                                 ---------    ------
Outstanding at December 31,
  1995                           1,185,500     11.50
  Granted during the year        1,015,930     18.90
  Exercised during the year       (71,000)     11.50
  Canceled during the year       (146,400)     13.28
                                 ---------    ------
Outstanding at December 31,
  1996                           1,984,030     15.16
  Granted during the year         739,300       7.66
  Exercised during the year            --         --
  Canceled during the year       (234,680)     14.91
                                 ---------    ------
Outstanding at December 31,
  1997                           2,488,650    $12.95
                                 =========    ======
Exercisable at December 31,
  1997                           1,462,690    $13.77
                                 =========    ======
-----------------------------------------------------

     The Company issued 1,203,000 options at $11.50 per share in 1995 and 757,250 and 258,680 options in two separate issuances in 1996 at $21.00 and $12.75 per share, respectively. In 1997, the Company issued 664,300 options and 75,000 options under two separate issuances at $7.50 and $9.06 per share, respectively. The grant price for all grants equaled the fair market value of common stock at the date of grant. The options granted are exercisable as follows: 50% after one year from grant date; an additional 25% after two years from grant date; and the remaining 25% after three years from grant date. The options granted expire after ten years from the grant date, except for those granted to Netherlands based employees which vest immediately and expire after five years. In addition, all options vest upon retirement and must be exercised within three years of the retirement date.

     At December 31, 1997, the outstanding options for shares issued under the Company's stock option plan includes: 899,500 options at $11.50; 641,550 options at $21.00; 227,750 options at $12.75; 644,850 options at $7.50; and 75,000 options at $9.06 per share.

     For purposes of the SFAS 123 pro forma net income and income per share calculation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. Compensation expense was not recognized for options that were forfeited because employees failed to fulfill service requirements. Had the Company elected to apply the provisions of SFAS 123 regarding recognition of compensation expense to the extent of the calculated fair value of stock options granted, reported net income and earnings per share would have been reduced as follows:

                                         DECEMBER 31
(In thousands, except per share  ---------------------------
AMOUNTS)                          1997      1996      1995
------------------------------------------------------------
Net income, as reported          $17,255   $14,701   $ 6,690
Pro forma net income              14,341    12,310     5,797
Diluted earnings per share,
  as reported                       $.51      $.44      $.24
                                    ----      ----      ----
Pro forma diluted earnings
  per share                          .43       .37       .21
                                    ----      ----      ----
------------------------------------------------------------

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

11. STOCK OPTION PLANS (CONTINUED)

     The weighted-average assumptions used in determining fair value as disclosed for SFAS 123 are shown in the following table for each grant year:

                                        DECEMBER 31
                                  -----------------------
                                  1997     1996     1995
---------------------------------------------------------
Risk-free interest rate            6.5%     6.7%     5.9%
Dividend yield                     0.0%     0.0%     0.0%
Option life (years)                  5        5        5
Stock price volatility            42.5%    40.2%    39.9%
---------------------------------------------------------

     If the proposed transaction as disclosed in Note 18 is completed, it may substantially change the above pro forma calculation of compensation expense under the provisions of SFAS 123. The Company is unable at this time to determine the impact.

12. LEASES

     The Company operates primarily in leased facilities. Lease terms range up to 30 years with options to renew at varying terms. The majority of leases contain escalation clauses relating to real estate tax increases and cost of living adjustments. In addition, the Company leases certain machinery, equipment and vehicles.

     Future minimum payments under capital leases and noncancelable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 1997:

                                     CAPITAL    OPERATING
(IN THOUSANDS)                       LEASES      LEASES
---------------------------------------------------------
1998                                 $ 5,441    $ 34,709
1999                                   3,539      31,267
2000                                   2,564      25,443
2001                                   1,927      20,612
2002                                   1,008      14,596
Thereafter                            13,826      33,765
                                     -------    --------
Total minimum lease payments          28,305    $160,392
                                                ========
Amount representing interest          12,207
                                     -------
Obligations under capital leases      16,098
Less: Obligations due within one
  year                                 5,004
                                     -------
Long-term obligations under
  capital leases                     $11,094
                                     =======
---------------------------------------------------------

     Rental expense was $35.7 million, $29.1 million and $23.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     Property, plant and equipment includes the following amounts for leases that have been capitalized:

                                           DECEMBER 31
                                         ----------------
(IN THOUSANDS)                            1997      1996
---------------------------------------------------------
Buildings                                $7,215    $7,975
Machinery and equipment                     727       736
                                         ------    ------
                                          7,942     8,711
Less: Accumulated amortization            1,599     1,296
                                         ------    ------
                                         $6,343    $7,415
                                         ======    ======
---------------------------------------------------------

     Two of the European operating companies lease facilities from affiliates of KNP BT under operating leases which expire on June 30 and September 30, 1999. Rental expense was $849 thousand, $893 thousand and $648 thousand in 1997, 1996 and 1995, respectively. Future minimum lease payments are $1.4 million.

     The Company sells office equipment and leases the equipment back with the obligation to purchase the equipment at the end of the lease. The equipment underlying the leases is subsequently sub-leased to customers under sales-type leases. At December 31, 1997 and 1996, $8.7 million and $9.8 million, respectively, of these leases are classified as capital leases and generally have a term of three years.

13. CONTINGENCIES

     The Company has been served with several class action complaints that have been filed in the Court of Chancery of the State of Delaware. The actions allege breach of fiduciary duties and related claims against KNP BT, the Company and certain of its directors in connection with the January 22, 1998 announcement that KNP BT was prepared to make an offer to purchase the outstanding shares of the Company that it does not already own. The defendants intend to defend the lawsuits vigorously and the Company does not expect such lawsuits to have a material adverse effect on the financial condition or results of operations of the Company.

     The Company is also involved in various legal actions arising in the normal course of business.

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

13. CONTINGENCIES (CONTINUED)

Management, after taking into consideration legal counsel's evaluation of such actions, is of the opinion that the ultimate resolution of these matters over and above previously established accruals will not have a material adverse effect on the financial position, or results of operations of the Company.

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

     The net equity transactions of the related businesses to be contributed to the Company are between the related businesses and KNP BT. The components of these net equity transactions were as follows:

                                            DECEMBER 31
                                          ----------------
(IN THOUSANDS)                            1996      1995
----------------------------------------------------------
Capital contributions by KNP BT           $ 317    $ 5,086
Tax related adjustments                    (793)    (1,645)
Divisional expenses allocated from KNP
  BT                                         --        409
                                          -----    -------
                                          $(476)   $ 3,850
                                          =====    =======
----------------------------------------------------------

     The capital contributions in 1996 were related to the differences between certain distributions which were estimated at the date of the Corporate Reorganization and the actual settlement amount. The capital reductions in 1996 were related to income taxes generated by the Corporate Reorganization which were not reflected at the date of the Corporate Reorganization. There were no such transactions in 1997.

15. BUSINESS SEGMENT INFORMATION

     Geographic segments:

                                 YEAR ENDED DECEMBER 31
                            --------------------------------
(IN MILLIONS)                 1997        1996        1995
------------------------------------------------------------
Sales:
  United States             $1,147.7    $1,087.0    $  833.0
  Europe                       471.0       325.5       299.4
  Consolidated               1,618.7     1,412.5     1,132.4

Operating income:
  United States                 34.8        31.3        22.8
  Europe                        10.3         6.9         5.9
  Consolidated                  45.1        38.2        28.7

Identifiable assets:
  United States                485.6       459.7       375.9
  Europe                       278.1       283.1       148.7
  Consolidated                 763.7       742.8       524.6
------------------------------------------------------------

     There are no intergeographic sales or eliminations.

16. RELATED PARTY TRANSACTIONS

     The financial statements of the Company include, in addition to borrowings and related interest expense, the following transactions with KNP BT and its affiliated companies:

                                   YEAR ENDED DECEMBER 31
                                 --------------------------
(IN THOUSANDS)                    1997      1996      1995
-----------------------------------------------------------
Sales                            $1,716    $1,310    $1,413
Purchases                         8,126     8,606     8,567
Selling and administrative
  expenses:
    Shared expenses                 972     1,241     4,215
    Other                           694       794      (256)
-----------------------------------------------------------

     Included in other assets is a collateralized note receivable from a former officer of the Company, totaling $650 and $850 thousand at December 31, 1997 and 1996, respectively. The note bears interest at a rate of 7.25%, with quarterly interest installments due through September 1997 and monthly principal and interest payments due thereafter through September 2024.

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Selected unaudited quarterly financial data is shown below:

                                                                                QUARTER ENDED
                                                    ---------------------------------------------------------------------
  (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)         MARCH 31          JUNE 30        SEPTEMBER 30(1)    DECEMBER 31(2)
-------------------------------------------------------------------------------------------------------------------------
1997
  Sales                                                $401,562          $390,668          $393,182           $433,332
  Costs of products sold                                286,011           278,219           284,410            314,097
  Operating income                                       11,619            12,630             7,739             13,140
  Income before income taxes                              8,218             9,400             4,529              9,808
  Net income                                              4,368             4,975             2,617              5,295
  Basic earnings per share                                 0.13              0.15              0.08               0.16
  Diluted earnings per share                               0.13              0.15              0.08               0.16
1996
  Sales                                                $342,656          $339,057          $354,871           $375,930
  Costs of products sold                                245,313           240,298           253,415            265,687
  Operating income                                       10,246             9,911             7,679             10,347
  Income before income taxes                              7,681             7,443             5,005              7,572
  Net income                                              4,071             3,945             2,655              4,030
  Basic earnings per share                                 0.12              0.12              0.08               0.12
  Diluted earnings per share                               0.12              0.12              0.08               0.12
-------------------------------------------------------------------------------------------------------------------------

(1) The third quarter 1997 results included a special personnel reduction pre-tax charge of $2.0 million related primarily to the replacement of former president and Chief Executive Officer and staff reductions associated with the decision to outsource the print services in New York.

(2) The fourth quarter 1997 results includes a year over year increase in the provision for doubtful accounts of $2.9 million associated with the Company's ongoing review of the collectability of its trade receivables.

18. SUBSEQUENT EVENTS

     On January 22, 1998, KNP BT, the Company's 70% stockholder, announced that it is prepared to make an offer to acquire the approximately 30% of the Company's stock that is publicly-traded for a cash purchase price of $10.50 per share. The Company has formed an independent committee of its Board of Directors to represent the interests of the minority shareholders. This committee, together with independent financial and legal advisors retained by the committee, is evaluating the proposal. The parties have not reached a definitive agreement.

     The Company has been served with several class action complaints that have been filed in the Court of Chancery of the State of Delaware. The actions allege breach of fiduciary duties and related claims against KNP BT, the Company and certain of its directors in connection with the announcement. The defendants intend to defend the lawsuits vigorously and the Company does expect such lawsuits to have an material adverse effect on the financial condition or results of operations of the Company.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
                                 (In thousands)

              COL. A                    COL. B              COL. C                       COL. D            COL. E
-----------------------------------    ---------    -----------------------      ----------------------    -------
                                                           ADDITIONS                   DEDUCTIONS
                                                    -----------------------      ----------------------
                                                                   CHARGED       WRITE-OFFS
                                       BEGINNING     CHARGED      TO OTHER         NET OF       OTHER      ENDING
            DESCRIPTION                 BALANCE     TO EXPENSE    DESCRIBED      RECOVERIES    DESCRIBE    BALANCE
-----------------------------------    ---------    ----------    ---------      ----------    --------    -------
Year Ended December 31, 1997
 Deducted from asset accounts:
  Allowance for doubtful accounts       $4,915        $6,662       $   78(1)       $1,902        $--       $ 9,753
  Inventory reserves                     4,173         2,040           --           1,611         --         4,602
                                        ------        ------       ------          ------        ---       -------
     Total                              $9,088        $8,702       $   78          $3,513        $--       $14,355
                                        ======        ======       ======          ======        ===       =======
Year Ended December 31, 1996
 Deducted from asset accounts:
  Allowance for doubtful accounts       $4,222        $2,107       $1,046(1)       $2,460        $--       $ 4,915
  Inventory reserves                     3,011         1,462        1,357           1,657         --         4,173
                                        ------        ------       ------          ------        ---       -------
     Total                              $7,233        $3,569       $2,403          $4,117        $--       $ 9,088
                                        ======        ======       ======          ======        ===       =======
Year Ended December 31, 1995
  Deducted from asset accounts:
     Allowance for doubtful
       accounts                         $4,651        $1,369       $  263(1)       $2,061        $--       $ 4,222
     Inventory reserves                  2,375         1,234          156             754         --         3,011
                                        ------        ------       ------          ------        ---       -------
       Total                            $7,026        $2,603       $  419          $2,815        $--       $ 7,233
                                        ======        ======       ======          ======        ===       =======

------------------------------

(1) Acquisition balances and net foreign currency translation adjustments.

                                 EXHIBIT INDEX:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
   2.1    Exchange Agreement (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the Fiscal
          Year ended December 31, 1995, Commission file no. 1-13858).
   3.1    Amended and Restated Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit 3.1 filed with
          Amendment No. 2 to the Company's Registration Statement on
          Form S-1, dated July 7, 1995, Registration No. 33-12124).
   3.2    Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 filed with Amendment No. 2 to the
          Company's Registration Statement on Form S-1, dated July 7,
          1995, Registration No. 33-12124).
  10.1    Credit Agreement by and among the Company, the European
          Subsidiaries from time to time party thereto, and KNP BT
          Europcenter N.V. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-Q for the Fiscal
          Quarter ended September 30, 1997, Commission file no.
          1-13858).
  10.2    Registration Rights Agreement among NV Koninklijke KNP BT,
          Buhrmann-Tetterode International B.V. and the Company
          (incorporated by reference to Exhibit 10.2 to the Company's
          Annual Report on Form 10-K for the Fiscal Year ended
          December 31, 1995, Commission file no. 1-13858).
  10.3    Tax Matters Agreement (incorporated by reference to Exhibit
          10.3 to the Company's Annual Report on Form 10-K for the
          Fiscal Year ended December 31, 1995, Commission file no.
          1-13858).
  10.4    Amendment No. 1 to Tax Matters Agreement dated as of June 7,
          1996 (incorporated by reference to Exhibit 10.4 to the
          Company's Annual Report on Form 10-K for the Fiscal Year
          ended December 31, 1996, Commission file no. 1-3858).
  10.5    License Agreement (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the Fiscal
          Year ended December 31, 1995, Commission file no. 1-13858).
  10.6    Intercompany Services Agreement between NV Koninklijke KNP
          BT and the Company (incorporated by reference to Exhibit
          10.5 to the Company's Annual Report on Form 10-K for the
          Fiscal Year ended December 31, 1995, Commission file no.
          1-13858).
  10.7    Form of Indemnification Agreement for officers and directors
          (incorporated by reference to Exhibit 10.7 filed with
          Amendment No. 2 to the Company's Registration Statement on
          Form S-1, dated July 7, 1995, Registration No. 33-12124).
 +10.8    Supplemental Executive Retirement Plan, as amended by the
          First Amendment thereto (incorporated by reference to
          Exhibit 10.8 to the Company's Annual Report on Form 10-K for
          the Fiscal Year ended December 31, 1995, Commission file no.
          1-13858).
 +10.9    Second Amendment to Supplemental Executive Retirement Plan
          (incorporated by reference to Exhibit 10.10 to the Company's
          Annual Report on Form 10-K for the Fiscal Year ended
          December 31, 1996, Commission file no. 1-3858).
 +10.10   1995 Stock Option Plan (incorporated by reference to Exhibit
          10.9 filed with Amendment No. 1 to the Company's
          Registration Statement on Form S-1, dated June 22, 1995,
          Registration No. 33-12124).
  10.11   Promissory Note evidencing mortgage (incorporated by
          reference to Exhibit 10.10 filed with Amendment No. 2 to the
          Company's Registration Statement on Form S-1, dated July 7,
          1995, Registration No. 33-12124).
  10.12   Mortgage and Note Amendment Agreement (incorporated by
          reference to Exhibit 10.11 filed with Amendment No. 2 to the
          Company's Registration Statement on Form S-1, dated July 7,
          1995, Registration No. 33-12124).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
+*10.13   Separation Agreement and General Release by and among BT
          Office Products International, Inc., Rudolf Huyzer, and N.V.
          Koninklijke KNP BT dated as of December 17, 1997.
 +10.14   Employment Agreement of Richard C. Dubin (incorporated by
          reference to Exhibit 10.3 to the Company's Annual Report on
          Form 10-Q for the Fiscal Quarter ended September 30, 1997,
          Commission file no. 1-13858).
 +10.15   Employment Agreement of David Kirshner (incorporated by
          reference to Exhibit 10.16 to the Company's Annual Report on
          Form 10-K for the Fiscal Year ended December 31, 1995,
          Commission file no. 1-13858).
 +10.16   Employment Agreement of Michael J. Miller (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on
          Form 10-K for the Fiscal Year ended December 31, 1995,
          Commission file no. 1-13858).
+*10.17   Employment Agreement of Janhein H. Pieterse (English
          translation of Dutch document).
  10.18   Competitive Advance and Revolving Credit Facility Agreement,
          dated as of August 2, 1996 among BT Office Products
          International, Inc., the subsidiaries, guarantors and
          lenders named therein, The Chase Manhattan Bank, as
          Administrative Agent, and ABN AMRO Bank N.V., as
          Documentation Agent (incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the
          Fiscal Quarter ended June 30, 1996, Commission file no.
          1-3858).
  10.19   Amendment No. 1 dated as of December 20, 1996 to the
          Competitive Advance and Revolving Credit Facility Agreement
          (incorporated by reference to Exhibit 10.21 to the Company's
          Annual Report on Form 10-K for the Fiscal Year ended
          December 31, 1996, Commission file no. 1-3858).
  10.20   Amendment No. 2 dated as of May 28, 1997 to the Competitive
          Advance and Revolving Credit Facility Agreement
          (incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the Fiscal Quarter ended
          June 30, 1997, Commission file no. 1-3858).
  10.21   Amended and Restated Cash Management Agreement dated June
          16, 1997 among the Company, Sengewald USA, Inc. and KNP BT
          USA Holdings, Inc. (incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the
          Fiscal Quarter ended September 30, 1997, Commission file no.
          1-3858).
 *10.22   Agreement between BT Office Products International, Inc.
          Northern California Division and Graphic Communications
          Union District Council No. 2 Local No. 388M AFL-CIO dated
          January 1, 1998.
 *10.23   Indemnification Letter from BT Office Products
          International, Inc. to NV Koninklijke KNP BT dated December
          22, 1997.
 *10.24   Support letter from N.V. Koninklijke KNP BT to Coopers &
          Lybrand LLP dated February 9, 1998.
 *21.1    Subsidiaries of the Company.
 *23.1    Consent of Coopers & Lybrand L.L.P.
 *23.2    Consent of Ernst & Young LLP.
 *27.1    Financial Data Schedule.

-------------------------
* Filed herewith

+ Management contract or compensatory plan or arrangement.