Form 10-Q
period 1998-03-31
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1998-05-15
CIK 945248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ To __________


                         Commission file number: 1-13858


                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3245865
----------------------------------------      ---------------------------------
(State of incorporation or organization)      (IRS Employer Identification No.)

      2150 E. Lake Cook Road
      Buffalo Grove, Illinois                          60089-1877
------------------------------------------     ---------------------------------
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
                                                YES  X      NO  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Class of Common Stock                       Shares Outstanding as of May 7, 1998
---------------------------------           ------------------------------------
Common stock, par value $.01 per share                 33,471,000

                     BT Office Products International, Inc.

                          Quarterly Report on Form 10-Q

                      For the Quarter Ended March 31, 1998



                     Index of Information Included in Report


                                                                            Page

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)
              Condensed Consolidated Balance Sheets                            3
              Condensed Consolidated Statements of Operations                  4
              Condensed Consolidated Statements of Cash Flows                  5
              Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations                   8



Part II. Other Information                                                    10

Part I.  Financial Information

                     BT Office Products International, Inc.

                Condensed Consolidated Balance Sheets (Unaudited)
                                 (In thousands)

                                                   March 31         December 31
                                                     1998              1997
                                                 ------------      ------------
Assets
Current assets:
   Cash and cash equivalents                     $     21,309      $     19,466
   Accounts receivable, less allowances of
     $9,623 in 1998 and $9,753 in 1997                234,737           219,118
   Other receivables                                   22,823            33,429
   Inventories                                        120,933           123,324
   Other current assets                                31,774            29,524
                                                 ------------      ------------
  Total current assets                                431,576           424,861

Other assets                                           26,287            26,786

Property, plant and equipment                         158,803           152,137
Accumulated depreciation and amortization              68,513            64,212
                                                 ------------      ------------
Net property, plant and equipment                      90,290            87,925

Intangibles, net of accumulated amortization of
   $55,964 in 1998 and $53,726 in 1997                220,789           224,129
                                                 ------------      ------------

Total assets                                     $    768,942      $    763,701
                                                 ============      ============

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                 $     18,645      $     24,591
   Accounts payable                                   145,995           140,780
   Current portion of long-term obligations           205,636           200,816
   Other current liabilities                           69,391            70,688
                                                 ------------      ------------
Total current liabilities                             439,667           436,875

Long-term obligations                                  32,838            31,837
Other liabilities                                      21,495            21,276

Commitments and contingencies

Stockholders' equity:
   Common stock                                           335               335
   Additional paid-in capital                         270,132           270,132
   Retained earnings                                   21,470            17,137
   Accumulated other comprehensive loss               (16,995)          (13,891)
                                                 ------------      ------------
  Total stockholders' equity                          274,942           273,713
                                                 ------------      ------------

Total liabilities and stockholders' equity       $    768,942      $    763,701
                                                 ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements

                     BT Office Products International, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                         Three months ended
                                                              March 31
                                                  ------------------------------

                                                     1998               1997
                                                 -------------     -------------

Net sales                                        $   444,223       $    401,562

Costs and expenses:
   Costs of products sold                            324,474            286,011
   Selling and administrative expenses               101,466             97,043
   Depreciation and amortization                       4,493              4,206
   Amortization of intangibles                         2,391              2,683
                                                 -----------       ------------
                                                     432,824            389,943

Operating income                                      11,399             11,619

Other income (expense):
   Interest income and other                             667                651
   Interest expense                                   (4,033)            (4,052)
                                                 -----------       ------------
                                                      (3,366)            (3,401)

Income before income taxes                             8,033              8,218
Income tax expense                                     3,700              3,850
                                                 ------------      ------------
Net income                                       $     4,333       $      4,368
                                                 ===========       ============

Basic earnings per share                         $      0.13       $       0.13
                                                 ===========       ============
Diluted earnings per share                       $      0.13       $       0.13
                                                 ===========       ============

Average shares outstanding, basic                     33,471             33,471
                                                 ===========       ============

Average shares outstanding, diluted                   33,685             33,471
                                                 ===========       ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                     BT Office Products International, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                            Three months ended
                                                                 March 31
                                                           ---------------------

                                                             1998         1997
                                                           -------      -------
Operating Activities

Net income                                                 $ 4,333      $ 4,368
Adjustments to reconcile net income to cash provided by
  operating activities:
   Depreciation and amortization                             4,846        4,592
   Amortization of intangibles                               2,391        2,683
   Other                                                       819          572
Changes  in  operating  assets  and  liabilities,
 net of  effects  of  business acquisitions:
   Receivables                                             (17,699)      (3,089)
   Inventories                                               1,495        3,092
   Other current assets                                      7,880       (1,848)
   Accounts payable and other current liabilities            4,486        2,429
                                                           -------      -------

    Net cash provided by operating activities                8,551       12,799

Investing activities

Purchases of property, plant and equipment                  (7,764)      (3,106)
Acquisitions of businesses, less cash acquired                (405)      (1,544)
Other                                                          796         (283)
                                                           -------      -------

    Net cash used for investing activities                  (7,373)      (4,933)

Financing activities

Net repayments of notes payable                             (5,126)      (4,307)
Net borrowings under long-term obligations                   6,072        3,835
                                                           -------      -------

    Net cash provided by (used for) financing activities       946         (472)

Effect of exchange rate changes on cash
    and cash equivalents                                      (281)        (512)
                                                           -------      -------

    Net increase in cash and cash equivalents                1,843        6,882

Cash and cash equivalents at beginning of period            19,466       20,163
                                                           -------      -------

Cash and cash  equivalents at end of period                $21,309      $27,045
                                                           =======      =======


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     BT Office Products International, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)



1. Basis of Presentation


The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal accrual adjustments necessary for a fair presentation. Operating results for the three month period ended March 31, 1998 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


2.  Long-term Obligations

On August 2, 1996, the Company entered into a $250 million syndicated bank Competitive Advance and Revolving Credit Facility Agreement (the "Bank Credit Agreement"). The Bank Credit Agreement is being used for working capital needs and general corporate purposes, including acquisitions.

As of March 31, 1998, the Company is in compliance with the financial covenants under the Bank Credit Agreement. The Company does, however, expect that one or more defaults or events of default may arise in 1998 as a result of breaches of existing financial covenants. Accordingly, indebtedness under the Bank Credit Agreement has been classified as current portion of long-term obligations in the financial statements at December 31, 1997 and March 31, 1998. The Company's majority shareholder, KNP BT, has advised the Company that it will support the Company during 1998 and use its best efforts to prevent any default or event of default that may arise under the Bank Credit Agreement. As described in Note 6, the Company announced that KNP BT has reached an agreement in principle to acquire in a cash merger the outstanding minority interest in the Company. KNP BT has advised the Company that it intends to reduce or eliminate its existing indebtedness under the Bank Credit Agreement and/or otherwise cause such indebtedness to be refinanced.


3.  Earnings Per Share

Basic earnings per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the dilutive common share equivalents attributed to outstanding options to purchase common stock.

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

                     BT Office Products International, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

5.   Comprehensive Income

During the three months ended March 31, 1998, the Company adopted the provision of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." As of March 31, 1998 and December 31, 1997, accumulated other comprehensive loss, as reflected on the condensed consolidated balance sheet, was comprised entirely of the currency translation adjustment. Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was as follows:

                                                     Three Months Ended March 31

                                                        1998             1997
                                                      --------         --------

Net income                                            $  4,333         $  4,368
Other comprehensive loss:
     Unrealized currency translation loss               (3,104)          (6,896)
                                                      --------         --------

Total comprehensive income(loss)                      $  1,229         $ (2,528)
                                                      ========         ========



6.    Subsequent Event

On January 22, 1998, KNP BT, the Company's 70% stockholder, announced that it was prepared to make an offer to acquire the approximately 30% of the Company's stock that is publicly traded for a cash purchase price of $10.50 per share. The Company formed an independent committee of its Board of Directors (the "Special Committee") to represent the interests of the minority shareholders. The Special Committee, together with independent financial and legal advisors it retained, evaluated the proposal. The Company was served with several class action complaints that have been filed in the Court of Chancery of the State of Delaware. The actions allege breach of fiduciary duties and related claims against KNP BT, the Company and certain of its directors in connection with the January 22, 1998 announcement.

On May 7, 1998, the Company announced that KNP BT has reached an agreement in principle with the Special Committee of the Board of Directors to acquire in a cash merger the outstanding minority interest in the Company for $13.75 per share. The agreement is subject to definitive documentation, final board approval by the Company's Board of Directors, and approval by a majority of the Company's public stockholders. On May 7, 1998, the Company also announced that KNP BT has reached an agreement in principle to settle the class action lawsuits that were filed challenging the transaction. This settlement is subject to Court approval. The fees and expenses associated with such settlement are not expected to be material to the financial condition of the Company.

                     BT Office Products International, Inc.

           Management's Discussion and Analysis of Financial Condition
                                      and
                              Results of Operations


Results of Operations

Net sales increased to $444.2 million in the first quarter of 1998 from $401.6 million in the comparable period last year, an increase of $42.6 million or 10.6%. The increase in sales was driven by sales from existing locations of 10.4% and growth from acquisitions of 2.9%, while currency translation had a negative impact of 2.7%.

Net sales in the United States increased to $312.6 million in the first quarter of 1998 from $288.5 million in the comparable period last year, an increase of $24.1 million or 8.4%. The Company believes the principal factors contributing to its internal growth were increased sales to existing customers and new accounts. Net sales in the United States continue to be negatively impacted by increasing competitive market conditions and lower paper prices.

Net sales in Europe increased to $131.6 million in the first quarter of 1998 from $113.1 million in the comparable period last year, an increase of $18.5 million or 16.4%. The incremental impact of the Company's 1997 acquisitions accounted for 10.2% of the European sales growth in the first quarter of 1998. Excluding the effects of foreign currency depreciation against the U.S. dollar of 9.6%, sales growth at existing locations increased 15.8% for the first quarter, compared to the same period last year. Europe's internal growth was driven by the continued double digit growth from the late 1996 acquisitions in Sweden and the Netherlands, the addition of new, large accounts in Germany and, to a lesser extent, two new sales offices in Germany.

Gross profit as a percentage of net sales was 27.0% in the first quarter of 1998 as compared to 28.8% in the comparable period last year, a decrease of 1.8%. The decrease was attributable primarily to highly competitive market conditions resulting in lower product margins and a shift in product mix in Europe.

Selling and administrative expenses, expressed as a percentage of net sales, were 22.8% in the first quarter of 1998 as compared to 24.2% in the comparable period last year, a decrease of 1.4%. With the recent sales growth, the Company has leveraged its operating and logistics costs while at the same time invested in additional personnel to support the business. The Company continues to focus on initiatives to improve its cost structure.

In December 1997, the Company announced its U.S. plan to implement an enterprise-wide system solution, known as Project Millennium, which is designed to standardize business processes, centralize certain business functions, and enhance customer service capabilities. As part of the first phase of the project, customers will gradually transition from the various legacy systems to the national sales and order management system. The operating costs in the first quarter of 1998 and the comparable quarter last year included $3.4 million and $1.9 million, respectively, associated with the design and implementation of Project Millennium and the enhanced national sales and order management system.

Operating income as a percentage of net sales was 2.6% in the first quarter of 1998 as compared to 2.9% in the comparable period last year. Excluding the Project Millennium costs described above, operating income as a percentage of sales would have been 3.3% in the first quarter of 1998 and 3.4% in the comparable period in the prior year. Excluding the Project Millennium costs described above, operating income in the United States, expressed as a percentage of net sales, was 4.0% in the first quarter of 1998 and 4.1% in the comparable quarter last year. Operating income as a percentage of net sales in Europe in the first quarter of 1998 and 1997 was 1.8% and 1.5%, respectively.

Net income decreased to $4.3 million in the first quarter of 1998 from $4.4 million in the comparable period last year. Lower gross margins and additional costs associated with Project Millennium offset the favorable experience of higher sales and operating cost reductions.

Liquidity and Capital Resources

Cash  provided  by  operating  activities  in the first  quarter of 1998 of $8.6 million was the result of $12.4 million of net income, depreciation, amortization and other non-cash items offset by $3.8 million of net increases in working capital mostly in accounts receivable. Cash provided by financing activities included $0.9 million for net borrowings of notes payable and long-term obligations. Significant cash requirements in the first three months of 1998 included $7.8 million for capital expenditures and $0.4 million related to acquisitions of businesses.

As of March 31, 1998, the Company is in compliance with the financial covenants under the Bank Credit Agreement. The Company does, however, expect that one or more defaults or events of default may arise in 1998 as a result of breaches of existing financial covenants. Accordingly, indebtedness under the Bank Credit Agreement has been classified as current portion of long-term obligations in the financial statements at December 31, 1997 and March 31, 1998. The Company's majority shareholder, KNP BT, has advised the Company that it will support the Company during 1998 and use its best efforts to prevent any default or event of default that may arise under the Bank Credit Agreement. On May 7, 1998, the Company announced that KNP BT has reached an agreement in principle to acquire in a cash merger the outstanding minority interest in the Company. KNP BT has advised the Company that it intends to reduce or eliminate its existing indebtedness under the Bank Credit Agreement and/or otherwise cause such indebtedness to be refinanced.

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

Other

In June 1997, the FASB issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company is evaluating the effects of this pronouncement.

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

Part II.          Other Information


                     BT Office Products International, Inc.


Item 1.  Legal Proceedings

The Company was served with several class action complaints that have been filed in the Court of Chancery of the State of Delaware. The actions allege breach of fiduciary duties and related claims against KNP BT, the Company and certain of its directors in connection with the January 22, 1998 announcement. On May 7, 1998, the Company announced that KNP BT has reached an agreement in principle to settle the class action lawsuits that were filed challenging the transaction. This settlement is subject to Court approval. The fees and expenses associated with such settlement are not expected to be material to the financial condition of the Company.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         27.1 Financial Data Schedule
         99.1 BT Office Products International, Inc. Press Relase dated May 7, 1998

(b) Reports on Form 8-K

         On January 22, 1998, the Company filed a Current Report on Form 8-K to report that the Company had been served with several class action complaints in connection with KNP BT's announcement of its intent to make an offer to repurchase the remaining outstanding shares of the Company.

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

                                  BT OFFICE PRODUCTS INTERNATIONAL, INC.

                        /s/  Francis J. Leonard
                        --------------------------------------------------------

                                           Francis J. Leonard
                          Vice President-Finance and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)



Date:  May 15, 1998

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
                                INDEX TO EXHIBITS
         Filed with the Quarterly Report on Form 10-Q for the Quarterly
                           Period Ended March 31, 1998




       Exhibit No.          Description

           27.1             Financial Data Schedule

           99.1             BT Office Products International, Inc. Press Release
                               dated May 7, 1998