Form 10-Q
period 1998-06-30
BT OFFICE PRODUCTS INTERNATIONAL INC
filed 1998-08-13
CIK 945248

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                 (847) 793-7500
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X      NO  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

       Class of Common Stock             Shares Outstanding as of August 3, 1998
--------------------------------------   ---------------------------------------
Common stock, par value $.01 per share                  33,504,470

                     BT Office Products International, Inc.

                          Quarterly Report on Form 10-Q

                       For the Quarter Ended June 30, 1998



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

Part I.  Financial Information

                     BT Office Products International, Inc.
                Condensed Consolidated Balance Sheets (Unaudited)
                                 (In thousands)
                                                       June 30       December 31
                                                        1998             1997
                                                      ---------       ---------
Assets
Current assets:
   Cash and cash equivalents                          $  12,823       $  19,466
   Accounts receivable, less allowances of
     $9,909 in 1998 and $9,753 in 1997                  238,296         219,118
   Other receivables                                     24,581          33,429
   Inventories                                          125,269         123,324
   Other current assets                                  35,322          29,524
                                                      ---------       ---------
  Total current assets                                  436,291         424,861

Other assets                                             30,036          26,786

Property, plant and equipment                           168,139         152,137
Accumulated depreciation and amortization                73,643          64,212
                                                      ---------       ---------
Net property, plant and equipment                        94,496          87,925

Intangibles, net of accumulated amortization of
   $58,490 in 1998 and $53,726 in 1997                  242,911         224,129
                                                      ---------       ---------

Total assets                                          $ 803,734       $ 763,701
                                                      =========       =========

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                      $  20,990       $  24,591
   Accounts payable                                     134,373         140,780
   Current portion of long-term obligations             201,290         200,816
   Other current liabilities                             75,176          70,688
                                                      ---------       ---------
  Total current liabilities                             431,829         436,875

Long-term obligations                                    69,093          31,837
Other liabilities                                        23,815          21,276

Commitments and contingencies

Stockholders' equity:
   Common stock                                             335             335
   Additional paid-in capital                           270,437         270,132
   Retained earnings                                     23,303          17,137
   Accumulated other comprehensive loss                 (15,078)        (13,891)
                                                      ---------       ---------
  Total stockholders' equity                            278,997         273,713
                                                      ---------       ---------

Total liabilities and stockholders' equity            $ 803,734       $ 763,701
                                                      =========       =========



The accompanying notes are an integral part of the condensed consolidated financial statements


                     BT Office Products International, Inc.

           Condensed Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                                                    Three months ended               Six months ended
                                                                         June 30                          June 30
                                                             -------------------------------  ---------------------------------

                                                                 1998             1997             1998              1997
                                                             --------------  ---------------  ---------------   ---------------

Net sales                                                      $   434,435      $   390,668     $    878,658      $    792,230

 Costs and expenses:
   Costs of products sold                                          314,722          278,219          639,196           564,230
   Selling and administrative expenses                             104,169           93,331          205,635           190,374
   Depreciation and amortization                                     4,736            3,869            9,229             8,075
   Amortization of intangibles                                       2,427            2,619            4,818             5,302
                                                               ------------     ------------    ------------      ------------

                                                                   426,054          378,038          858,878           767,981

Operating income                                                     8,381           12,630           19,780            24,249

Other income (expense):
   Interest income and other                                           628              658            1,295             1,309
   Interest expense                                                 (4,076)          (3,888)          (8,109)           (7,940)
                                                               ------------     ------------    ------------      ------------

                                                                    (3,448)          (3,230)          (6,814)           (6,631)

Income before income taxes and extraordinary item                    4,933            9,400           12,966            17,618
Income tax expense                                                   2,100            4,425            5,800             8,275
                                                               ------------     ------------    ------------      ------------
Income before extraordinary item                                     2,833            4,975            7,166             9,343
Extraordinary item - going private costs, net of tax                (1,000)               -           (1,000)                -
                                                               ------------     ------------    ------------      ------------
Net income                                                     $     1,833      $     4,975     $      6,166      $      9,343
                                                               ===========      ===========     ============      ============

Basic earnings per share:
   Income before extraordinary item                            $      0.08      $      0.15     $       0.21      $       0.28
   Extraordinary item                                                (0.03)             -              (0.03)              -
                                                               ------------     ------------    ------------      ------------
   Net income                                                  $      0.05      $      0.15     $       0.18      $       0.28
                                                               ===========      ===========     ============      ============

Diluted earnings per share:
   Income before extraordinary item                            $      0.08      $      0.15      $      0.21       $      0.28
   Extraordinary item                                                (0.03)             -              (0.03)              -
                                                               ------------     ------------    ------------      ------------
   Net income                                                  $      0.05      $      0.15     $       0.18      $       0.28
                                                               ===========      ===========     ============      ============

Average shares outstanding, basic                                   33,485           33,471           33,478            33,471
                                                               ===========      ===========     ============      ============
Average shares outstanding, diluted                                 33,852           33,491           33,752            33,481
                                                               ===========      ===========     ============      ============



The accompanying notes are an integral part of the condensed consolidated financial statements.


                     BT Office Products International, Inc.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                   Six months ended
                                                                                        June 30
                                                                          ----------------------------------

                                                                               1998                1997
                                                                          --------------      --------------
Operating Activities
Net income                                                                 $      6,166        $      9,343
Adjustments to reconcile net income to cash provided by
 operating activities:
   Depreciation and amortization                                                  9,931               8,934
   Amortization of intangibles                                                    4,818               5,303
   Other                                                                          1,977               1,716
Changes in operating assets and liabilities, net of effects of business acquisitions:
   Receivables                                                                  (10,265)             (6,194)
   Inventories                                                                    3,522               5,230
   Other current assets                                                           5,658               3,469
   Accounts payable and other current liabilities                               (12,099)              1,401
                                                                           ------------        ------------

         Net cash provided by operating activities                                9,708              29,202

Investing activities
Purchases of property, plant and equipment                                      (15,367)            (11,181)
Acquisitions of businesses, less cash acquired                                  (32,098)             (5,383)
Other                                                                               998              (1,155)
                                                                           ------------        ------------

         Net cash used for investing activities                                 (46,467)            (17,719)

Financing activities
Net repayments of notes payable                                                  (3,655)            (10,168)
Net borrowings(repayments) under long-term obligations                           32,358              (1,795)
Proceeds from stock options exercised including related tax benefits                305                   -
                                                                           ------------        ------------

         Net cash provided by (used for) financing activities                    29,008             (11,963)

Effect of exchange rate changes on cash and cash equivalents                      1,108                 851
                                                                           ------------        ------------

         Net increase (decrease) in cash and cash equivalents                    (6,643)                371

Cash and cash equivalents at beginning of period                                 19,466              20,163
                                                                           ------------        ------------

Cash and cash equivalents at end of period                                 $     12,823        $     20,534
                                                                           ============        ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                     BT Office Products International, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)



1. Basis of Presentation


The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and applicable rules of Regulation S-X. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. Management believes the financial statements include all normal accrual adjustments necessary for a fair presentation. Operating results for the three month and six month periods ended June 30, 1998 do not necessarily reflect the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.  Business Acquisitions

In June 1998, the Company acquired the Werprasent AG group of companies ("Werprasent"), an office products distributor in Austria, in a purchase transaction for approximately $26.3 million in cash, subject to adjustment as provided in the purchase agreement. The transaction resulted in goodwill of $21.4 million.

The pro forma unaudited results of operations for the six month period ended June 30, 1998 and June 30, 1997, assuming the above-described acquisition had been consummated as of January 1, 1997 and translated at historical rates, is as follows (in thousands, except per share amounts):

                                           Six months ended     Six months ended
                                             June 30, 1998        June 30, 1997
                                             -------------        -------------

Sales                                           $ 896,658           $ 817,030
Income before extraordinary item                    7,191               9,393
Net Income                                          6,191               9,393

Basic earnings per share
  Income before extraordinary item                $  0.21             $  0.28
  Net Income                                      $  0.18             $  0.28

Diluted earnings per share
  Income before extraordinary item                $  0.21             $  0.28
  Net Income                                      $  0.18             $  0.28

Average shares outstanding, basic                  33,478              33,471
Average shares outstanding, diluted                33,752              33,481



The Company also acquired other smaller office products businesses in 1998 and 1997. These acquisitions did not have a significant impact on the consolidated results for the six month periods ended June 30, 1998 and 1997.

                     BT Office Products International, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

3.  Long-term Obligations

On August 2, 1996, the Company entered into a $250 million syndicated bank Competitive Advance and Revolving Credit Facility Agreement (the "Bank Credit Agreement"). The Bank Credit Agreement is being used for working capital needs and general corporate purposes, including acquisitions.

In August 1998, the Bank Credit Agreement was amended to provide covenant relief, specifically the leverage and interest coverage ratios, for the period ended June 30, 1998. The Bank Credit Agreement, as amended, contains various loan covenants including a maximum leverage ratio based on total debt to pro forma EBITDA calculated based on a four quarter rolling period (3.75 to 1 through March 31, 1998; 4.0 to 1 as of June 30, 1998; and 3.25 to 1 after June 30, 1998), a minimum interest coverage ratio based on EBITDA less capital expenditures to interest costs calculated based on a four quarter rolling period (2.50 to 1 through March 31, 1998; 2.0 to 1 as of June 30, 1998; and 3.0 to 1
after June 30, 1998), a maximum subsidiary debt level requirement, and a minimum net worth requirement. In addition, under a change of control clause, an event of default would occur if any person or group, other than Buhrmann NV ("Buhrmann"), formerly known as NV Koninklijke KNP BT, or its affiliates, shall own more than 50% of the voting shares of the Company. As a result of the August 1998 amendment, the Company is in compliance with the financial covenants under the Bank Credit Agreement as of June 30, 1998. The Company does, however, expect that one or more defaults or events of default under the Bank Credit Agreement may arise during the remainder of 1998 as a result of breaches of existing financial covenants. Accordingly, indebtedness under the Bank Credit Agreement has been classified as current portion of long-term obligations in the financial statements at June 30, 1998. Similar breaches of financial covenants were expected during 1998 and, accordingly, the long-term obligations were reported as current portion of long-term obligations in the financial statements at December 31, 1997.

The Company's majority shareholder, Buhrmann, has advised the Company that it will support the Company during 1998 and use its best efforts to prevent any default or event of default that may arise under the Bank Credit Agreement. As described in Note 8, the Company has announced that Buhrmann and the Company have entered into an agreement pursuant to which Buhrmann would acquire in a cash merger the outstanding minority interest in the Company subject to approval by a majority of the Company's public stockholders. Buhrmann has advised the Company it intends to reduce or eliminate its existing indebtedness under the Bank Credit Agreement and/or otherwise cause such indebtedness to be refinanced.

4.  Income Taxes

The difference between the effective income tax rate and the U.S. statutory tax rate is primarily due to the effects of foreign and state income taxes and non-deductible goodwill amortization.

5.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive common share equivalents attributed to outstanding options to purchase common stock (367,000 shares and 20,000 shares for the three months ended June 30, 1998 and 1997 and 274,000 shares and 10,000 shares for the six months ended June 30, 1998 and 1997, respectively).

6.  Contingencies

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

                     BT Office Products International, Inc.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

7.   Comprehensive Income (Loss)

During 1998, the Company adopted the provision of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." As of June 30, 1998 and December 31, 1997, accumulated other comprehensive loss, as reflected on the condensed balance sheet, was comprised entirely of the foreign currency translation adjustment. Total comprehensive income(loss) for the three month and six month periods ended June 30, 1998 and 1997 were as follows:

                                                  Three Months Ended June 30         Six Months Ended June 30
                                                  --------------------------         ------------------------

                                                     1998             1997              1998             1997
                                                  ----------       ---------         -----------      ---------

Net income                                        $   1,833        $  4,975          $    6,166       $  9,343
Other comprehensive loss:
     Unrealized currency translation gain (loss)      1,917          (2,946)             (1,187)        (9,842)
                                                  ----------       ---------         -----------      ---------

Total comprehensive income (loss)                  $  3,750         $ 2,029           $   4,979        $  (499)
                                                  =========        =========         ===========      =========


8.  Going Private Transaction

On January 22, 1998, Buhrmann, the Company's 70% stockholder, announced that it was prepared to make an offer to acquire the approximately 30% of the Company's stock that is publicly traded for a cash purchase price of $10.50 per share. The Company formed an independent committee of its Board of Directors (the "Special Committee") to represent the interests of the minority stockholders. The Special Committee, together with independent financial and legal advisors it retained, evaluated the proposal. On May 7, 1998, the Company announced that Buhrmann has reached an agreement in principle with the Special Committee of the Board of Directors to acquire in a cash merger the outstanding minority interest in the Company for $13.75 per share. The agreement is subject to definitive documentation, final board approval by the Company's Board of Directors, and approval by a majority of the Company's public stockholders. On June 2, 1998, the Board of Directors of the Company unanimously approved and adopted an Agreement and Plan of Merger that was entered into with Buhrmann on such date (the "Merger Agreement") and resolved that the Merger Agreement be recommended to the Stockholders of the Company for consideration and adoption at a Special Meeting of Stockholders. A preliminary proxy statement was filed with the Securities and Exchange Commission (the "SEC") on June 17, 1998.

The total amount of funds required to pay the merger consideration is estimated to be approximately $138.5 million. In addition, approximately $6.5 million will be required to pay holders of outstanding options upon cancellation of such options. While no final decisions have been reached, Buhrmann intends to provide the necessary funds by means of a contribution of capital, intercompany debt, or as a combination of both. After the consummation of the transaction, Buhrmann will own 100% of the Company.


The Company was served with several class action complaints that have been filed in the Court of Chancery of the State of Delaware relating to the going private transaction. The actions allege breach of fiduciary duties and related claims against Buhrmann, the Company and certain of its directors in connection with the January 22, 1998 announcement. On May 7, 1998, the Company also announced that Buhrmann has reached an agreement in principle to settle the class action lawsuits that were filed challenging the transaction. This settlement is subject to Court approval. The fees and expenses associated with such settlement are not expected to be material to the financial condition of the Company.


9.  Extraordinary Item - Going private costs

Expenses of the "going private" transaction described in Note 8 have been recorded as an extraordinary item. As of June 30, 1998, the Company had incurred approximately $1.0 million in costs consisting mainly of fees for legal and financial advisors. The total costs for these and other filing costs are estimated to be $2.6 million. The Company has determined that these expenses are not deductible for income tax purposes and accordingly no tax effect has been recorded.

The Merger Agreement calls for an acceleration of the vesting schedule for all options outstanding under the Company's stock option plan. Under the provisions of APB No. 25 "Accounting for Stock Issued to Employees," the portion of options which has accelerated vesting privileges is deemed compensation expense. As such, additional compensation expense of $1.3 million, net of related tax benefits, will be treated as an extraordinary item if the transactions contemplated by the Merger Agreement are consummated.

                     BT Office Products International, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net sales increased to $434.4 million in the second quarter of 1998 from $390.7 million in the comparable period last year, an increase of $43.7 million or 11.2%. The increase in sales was led by an increase in sales from existing locations of 8.0% and growth from acquisitions of 4.2%, offset by currency translation which had a negative impact of 1.0%. Net sales increased to $878.7 million in the first six months of 1998 from $792.2 million in the comparable period last year, an increase of $86.5 million or 10.9%. The increase in sales was led by an increase in sales from existing locations of 9.2% and growth from acquisitions of 3.6%, offset by currency translation which had a negative impact of 1.9%.

Net sales in the United States increased to $301.4 million in the second quarter of 1998 from $278.7 million in the comparable period last year, an increase of $22.7 million or 8.1%. Net sales in the United States increased to $614.0 million in the first six months of 1998 from $567.1 million in the comparable period last year, an increase of $46.9 million or 8.3%. The Company believes the principal factors contributing to its internal growth were increased sales to existing customers and new accounts. Net sales in the United States continue to be negatively impacted by increasing competitive market conditions and lower paper prices.

Net sales in Europe increased to $133.0 million in the second quarter of 1998 from $112.0 million in the comparable period last year, an increase of $21.0 million or 18.8%. The incremental impact of the Company's 1997 and 1998 acquisitions accounted for 14.8% of the European sales growth in the second quarter of 1998. Excluding the effects of foreign currency depreciation against the U.S. dollar of 3.4%, sales growth at existing locations increased 7.4% for the second quarter, compared to the same period last year. Net sales in Europe increased to $264.6 million in the first six months of 1998 from $225.1 million in the comparable period last year, an increase of $39.5 million or 17.6%. The incremental impact of the Company's 1997 and 1998 acquisitions accounted for 12.5% of the European sales growth in the first six months of 1998. Excluding the effects of foreign currency depreciation against the U.S. dollar of 6.5%, sales growth at existing locations increased 11.6% for the first six months, compared to the same period last year. Europe's internal growth was driven by the continued double digit growth from the late 1996 acquisitions in Sweden and the Netherlands, the addition of new, large accounts in Germany and, to a lesser extent, two new sales offices in Germany.

Gross profit as a percentage of net sales was 27.6% in the second quarter of 1998 as compared to 28.8% in the comparable period last year, a decrease of 1.2%. Gross profit as a percentage of net sales was 27.3% in the first six months of 1998 as compared to 28.8% in the comparable period last year, a decrease of 1.5%. These decreases were attributable primarily to highly competitive market conditions resulting in lower product margins in the United States and Europe and a shift in product mix in Europe.

Selling and administrative expenses, expressed as a percentage of net sales, were 24.0% in the second quarter of 1998 as compared to 23.9% in the comparable period last year, an increase of 0.1%. Selling and administrative expenses, expressed as a percentage of net sales, were 23.4% in the first six months of 1998 as compared to 24.0% in the comparable period last year, a decrease of 0.6%. With the recent sales growth, the Company has leveraged its operating and logistics costs while at the same time invested in additional personnel to support the business. The Company continues to focus on initiatives to improve its cost structure.

In December 1997, the Company announced its U.S. plan to implement an enterprise-wide system solution, known as Project Millennium, which is designed to standardize business processes, centralize certain business functions, and enhance customer service capabilities. As part of the first phase of the project, customers will gradually transition from the various legacy systems to the national sales and order management system. The operating costs associated with the design and implementation of Project Millennium and the enhanced national sales and order management system in the second quarter of 1998 and the comparable quarter last year totaled $4.1 million and $1.3 million, respectively. Similar operating costs in the first six months of 1998 and the comparable period last year included $7.5 million and $3.2 million, respectively.

Operating income, expressed as a percentage of net sales, was 1.9% in the second quarter of 1998 as compared to 3.2% in the comparable period last year. Excluding the Project Millennium costs described above, operating income as a percentage of sales would have been 2.9% in the second quarter of 1998 and 3.6% in the comparable period in the prior year. Operating income in the United States, excluding the costs of Project Millennium described above, would have been $10.5 million, or 3.5% in the second quarter of 1998 and $12.0 million, or

4.3% in the same period last year. Operating income as a percentage of net sales in Europe in the second quarter of 1998 and 1997 was 1.4% and 1.8%, respectively. Operating income as a percentage of net sales was 2.3% in the first six months of 1998 as compared to 3.1% in the comparable period last year. Excluding the Project Millennium costs described above, operating income as a percentage of sales would have been 3.1% in the first six months of 1998 and 3.5% in the comparable period in the prior year. Operating income in the United States, excluding the costs of Project Millennium described above, would have been $22.9 million, or 3.7% in the first six months of 1998 and $23.9 million, or 4.2% in the same period last year. Operating income as a percentage of net sales in Europe in the first six months of 1998 and 1997 was 1.6%.

An extraordinary expense was recorded in the second quarter of 1998 related to expenses associated with the "going private" transaction described in Note 8. As of June 30, 1998, the Company had incurred approximately $1.0 million of costs consisting mainly of fees for legal and financial advisors. The total costs for these and other filing costs are estimated to be $2.6 million. The Company has determined that these expenses are not deductible for income tax purposes and accordingly no tax effect has been recorded.

Net income decreased to $1.8 million in the second quarter of 1998 from $5.0 million in the comparable period last year. Net income decreased to $6.2 million in the first six months of 1998 from $9.3 million in the comparable period last year. Lower gross margins and additional costs associated with Project Millennium offset the favorable experience of higher sales and operating cost reductions.

Liquidity and Capital Resources

Cash provided by operating activities in the first six months of 1998 of $9.7 million was the result of $22.9 million of net income, depreciation, amortization and other non-cash items offset by $13.2 million of net increases in working capital. Cash provided by financing activities included $28.7 million for net borrowings of notes payable and long-term obligations. Significant cash requirements in the first six months of 1998 included $15.4 million for capital expenditures, of which $7.8 million related to Project Millennium, and $32.1 million related to acquisitions of businesses.

As a result of the August 1998 amendment, the Company is in compliance with the financial covenants under the Bank Credit Agreement as of June 30, 1998. The Company does, however, expect that one or more defaults or events of default under the Bank Credit Agreement may arise during the remainder of 1998 as a result of breaches of existing financial covenants. Accordingly, indebtedness under the Bank Credit Agreement has been classified as current portion of long-term obligations in the financial statements at June 30, 1998. Similar breaches of financial covenants were expected during 1998 and, accordingly, the long-term obligations were reported as current portion of long-term obligations in the financial statements at December 31, 1997.

The Company's majority shareholder, Buhrmann, has advised the Company that it will support the Company during 1998 and use its best efforts to prevent any default or event of default that may arise under the Bank Credit Agreement. As described in Note 8, the Company has announced that Buhrmann and the Company have entered into an agreement pursuant to which Buhrmann would acquire in a cash merger the outstanding minority interest in the Company subject to approval by a majority of the Company's public stockholders. Buhrmann has advised the Company it intends to reduce or eliminate its existing indebtedness under the Bank Credit Agreement and/or otherwise cause such indebtedness to be refinanced.

The Company continues to actively pursue acquiring established quality office products distributors in Europe and, to a lesser extent, in the United States as an integral part of its long term strategy. The Company anticipates significant future acquisition funding, to the extent required, will necessitate obtaining additional debt and/or equity capital resources. There can be no assurance that the Company could obtain such additional resources. The Company continues to examine and evaluate several alternatives.

Euro Currency Matters

By June 1998, eleven of the fifteen members of the European Union agreed to adopt fixed conversion rates on January 1, 1999 between their national currency and the Euro currency. The respective national currencies will also remain legal tender until January 1, 2002. The Company operates in three countries--The Netherlands, Germany and Austria--that will adopt the Euro currency as their common currency on January 1, 1999. The Company is not certain when, or if, its other European operations in the United Kingdom and Sweden (also members of the European Union) will be subject to Euro currency conversion. The Company's European operations currently use the local currency as the functional currency in translating the financial statements. The introduction of the Euro currency requires that the Company's systems have the ability to transact in dual-currencies. However, a change in the functional currency is not anticipated until the local currency is no longer legal tender.

The Company has completed its initial assessment of their systems in anticipation of the dual currencies starting January 1, 1999 or later. These changes are being coordinated with other system changes required to be Year 2000 compliant (see discussion below). Full system conversion to the Euro is not required until at least January 1, 2002. However, to the extent the Company does not have the ability to invoice customers in the Euro, or that customers would be unable to order product or pay invoices in the Euro, the Company's business could be materially adversely affected.

Year 2000 Issues

The Company has completed its initial assessment of the impact of the Year 2000 issue on the majority of its systems and is addressing the issues identified. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. During the first six months of 1998, the Company expensed $0.4 million for consulting fees in conjunction with the initial assessment of the Year 2000 impact. Management currently expects that full implementation of this project will involve a commitment of internal and external resources of approximately $7 million to $10 million over the next 18 months. While it is not possible, at present, to know the actual cost of this work, the Company expects that such costs may be material to the Company's results of operations in one or more fiscal quarters or years. The Company is unable to ascertain whether its customers' and vendors' systems are, or will be, Year 2000 compliant. However, to the extent that customers would be unable to order products or pay invoices, vendors would be unable to manufacture and ship products, or the Company is unable to achieve
Year 2000 compliance, the Company's business could be materially adversely affected.

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

On June 15, 1998, the FASB issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

Forward Looking Statements

Various statements made within this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q constitute "forward looking statements" for purposes of the Securities and Exchange Commission's "safe harbor" provisions under the Private Securities Litigation Reform Act of 1995 and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. There can be no assurance that actual results will not differ from the Company's expectations. Factors which could cause materially different results include, among others, uncertainties related to the introduction of the Company's products and services; the ability to finance and successfully complete and integrate future acquisitions; mix of sales by product category and country; continual competitive pressure on pricing and margins; delays in implementing the technological and operational changes planned under Project Millennium; Year 2000 implementation costs, the volatility of paper prices; the fluctuation in interest rates; and the expansion into international markets, including currency exchange rates and general market conditions.

Part II.          Other Information


                     BT Office Products International, Inc.


Item 1.  Legal Proceedings

The Company was served with several class action complaints that have been filed in the Court of Chancery of the State of Delaware. The actions allege breach of fiduciary duties and related claims against Buhrmann, the Company and certain of its directors in connection with the January 22, 1998 announcement relating to the going private transaction. On May 7, 1998, the Company announced that Buhrmann has reached an agreement in principle to settle the class action lawsuits that were filed challenging the transaction. This settlement is subject to Court approval. The fees and expenses associated with such settlement are not expected to be material to the financial condition of the Company.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         10.1 Amendment No. 3 dated August 13, 1998 to the Competitive Advance and Revolving Credit Facility Agreement

         10.2 Collective   bargaining   agreement  between  BT  Office  Products
              International, Inc. Pittsburgh Division and General Teamsters, Chauffeurs, and Helpers Local Union No. 249 dated August 10, 1998

         10.3 Collective   bargaining   agreement  between  BT  Office  Products
              International, Inc. Washington Division and Graphic Communications Union, Local 449-S dated May 25, 1998

         27.1 Financial Data Schedule

(b) Reports on Form 8-K

         On June 8, 1998, the Company filed a Current Report on Form 8-K to report that the Company has signed a definitive merger agreement with Buhrmann (formerly known as NV Konkinklijke KNP BT) as of June 2, 1998.

                     BT Office Products International, Inc.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BT OFFICE PRODUCTS INTERNATIONAL, INC.

                                           /s/ Francis J. Leonard
                              -----------------------------------------------
                                           Francis J. Leonard
                           Vice President-Finance and Chief Financial Officer
                       (Principal Financial Officer and Duly Authorized Officer)



Date:  August 13, 1998

                     BT OFFICE PRODUCTS INTERNATIONAL, INC.
                                INDEX TO EXHIBITS
                  Filed with the Quarterly Report on Form 10-Q
                  for the Quarterly Period Ended June 30, 1998




Exhibit No.          Description

10.1 Amendment No. 3 dated August 13, 1998 to the Competitive Advance and Revolving Credit Facility Agreement

10.2 Collective bargaining agreement between BT Office Products International, Inc. Pittsburgh Division and General Teamsters, Chauffeurs, and Helpers Local Union No. 249 dated August 10, 1998

10.3            Collective  bargaining   agreement  between   BT Office Products
                International,    Inc.   Washington    Division    and   Graphic
                Communications Union, Local 449-S dated May 25, 1998

27.1            Financial Data Schedule